Form 10QSB
period 1996-06-30
DCI TELECOMMUNICATIONS INC
filed 1996-09-04
CIK 769852

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                             FORM 10 - QSB

QUARTERLY REPORT UNDER REGULATION SB OF THE SECURITIES EXCHANGE ACT OF
                                 1934

For the Quarter Ended                           Commission File Number:
    June 30, 1996                                    2-96976-D

DCI TELECOMMUNICATIONS, INC.  (Exact Name of Registrant as specified in its charter)

        COLORADO                                     84-1155041
(State or other jurisdiction             (IRS Employer Identification
of incorporation or organization)         Number)


           303 Linwood Avenue, Fairfield, Connecticut  06430
         (Address and zip code of principal executive offices)


  (203) 259-7713 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                     YES__X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

                                        Number of Shares Outstanding
      Class                                  August 2, 1996

Common Stock, $.0001 par value                  4,041,040

                     DCI TELECOMMUNICATIONS, INC.

                                 Index


PART I           FINANCIAL INFORMATION

                 Balance Sheets
                   June 30, 1996                              3

                 Statements of Operations
                   Three Months Ended
                   June 30, 1996 and 1995                     4

                 Statements of Cash Flow
                   Three Months Ended
                   June 30, 1996 and 1995                     5

                 Notes to Unaudited Financial Statements
                   June 30, 1996                              7

                 Management's Discussion and Analysis of      9
                   Financial Condition and Results of
                   Operations


PART II
                 Other Information                           11

                 Signatures                                  12

                   DCI Telecommunications, Inc.
                    Consolidated Balance Sheet


                                                       June 30,
         ASSETS                                          1996

Current Assets:
    Cash                                                 $106,505
    Accounts Receivable - trade                           129,295
                   -shareholders                          134,142
    Deposits                                                4,684
    Inventory                                              27,169
        Total Current Assets                              401,795

Property and Equipment                                    153,675
    Less: Accumulated depreciation                         15,771
          Net property and equipment                      137,904


Other Assets - copyrights                               1,700,000
            - customer base                               653,752
                                                        2,353,752
    Less: Accumulated amortization                        250,391
          Net other assets                              2,103,361
              Total Assets                             $2,643,060

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Bank overdraft                                         $5,280
    Notes and settlements payable                         172,771
    Accounts payable                                      215,572
    Accrued expenses                                        9,145
        Total Current Liabilities                         402,768

Long Term Debt                                             83,424

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 9,000,000 shares authorized,
      29,076 shares issued and outstanding;               305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        4,026,740 shares issued
        and outstanding                                       403
    Paid in capital                                     2,026,967
    Subscriptions for common stock                         69,800
    Treasury Stock                                            (29)
    Retained earnings (Deficit) (since 12/31/95)         (245,273)
        Total Shareholders' Equity                      2,156,868

            Total Liabilities and Shareholders' Equit  $2,643,060

         See Accompanying Notes to Consolidated Financial Statements

                         DCI Telecommunications, Inc.
                   Consolidated Statement of Operations


                                                Year Ended June 30,
                                                 1996        1995

  Net Sales                                   $268,226    $197,250
  Cost of Sales                                134,144      86,091
  Gross Profit                                 134,082     111,159

 Selling, General & Administrative Expenses    118,148     190,253
 Salaries and Compensation                      88,426     100,289
 Amortization and Depreciation                  61,236      77,828
                                               267,810     368,370

 Income (Loss) from Operations                (133,728)   (257,211)

Other Income and (Expense):
  Interest Expense                              (7,127)     (3,800)

  Net (Loss)                                 ($140,855)  ($261,011)

  Net (loss) per common share                   ($0.04)     ($0.14)

  Weighted average common shares
      outstanding                            3,359,639   1,908,564

     See Accompanying Notes to Consolidated Financial Statements

                           DCI Telecommunications, Inc.
                      Consolidated Statements of Cash Flows

                                                   Three Months Ended
                                                        March 31,
Cash Flows from Operating Activities:              1996         1995

Net Loss                                        ($140,855)   ($261,011)
Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
        Depreciation and amortization              61,236       77,828
        Stock issued for services                      --      157,318
        Deferred compensation                          --       32,550

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts Receivable                         10,256     (68,982)
        Accounts Receivable - Shareholders         (35,639)         --
        Inventory                                       --      (2,000)
        Deposits                                     1,164          --
        Prepayments                                     --     (28,125)

     Increase (Decrease) in:
        Accounts Payable                          (136,543)     95,481
        Accrued Expenses                               645      (4,857)
            Total Adjustments:                     (98,881)    259,213
        Net cash provided by (used in)
              operating activities                (239,736)     (1,798)

Cash flows from (used in) investing activities:
        Additions to property, plant & equipment   (11,514)         --
        Net cash provided by (used in)
           investing activities                    (11,514)         --

Cash flows from (used in) financing activities:
        Proceeds from sale of stock                368,514          --
        Bank overdraft                             (36,724)     (2,942)
        Payment of notes payable                    (3,555)         --
        Proceeds from affilates                         --      15,443
        Net cash provided by (used in)
            financing activities                   328,235      12,501

Net Increase (Decrease) in cash                     76,985      10,703

Cash, Beginning of Year                             29,520          --

Cash, End of Period                               $106,505     $10,703

See Accompanying Notes to Consolidated Financial Statements

                         DCI Telecommunications, Inc.
                     Consolidated Statements of Cash Flows


                                                Three Months Ended
                                                     June 30,
                                              1996             1995

Supplemental disclosures of cash flow information:


Non cash investing and financing transactions:
     Acquisition of R&D Scientific by
        stock issuance                         --         $1,700,000


            See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
         Notes to Unaudited Financial Statements June 30, 1996

NOTE 1.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-K filed for the year ended March 31, 1996.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

Note 2.  Acquisition of R&D Scientific Corp.
On June 19, 1995, the Company entered into an agreement to acquire the common stock of R&D Scientific Corporation ("R&D") in a stock for stock purchase, with the Company exchanging 106,250 shares for all of R&D's outstanding stock. The stock of both companies is being held in escrow pending certain cash infusion requirements. The Company was granted an extension until August 31, 1996 to make the cash infusion of $150,000 in order to consummate the transaction with R&D. In consideration for the extension, R&D has the right to terminate the purchase and sale contract at its sole discretion prior to DCI making the cash infusion.

Note 3.  Pending Acquisitions
a) On April 16, 1996, the Company signed an agreement with Franklin Telecom Corporation of Westlake Village, California, whereby DCI receives a 50% ownership of Franklin Datacom Inc., a wholly-owned subsidiary of Franklin Telecom upon raising an agreed upon amount of "bridge financing". It is the intent of the parties to rename this subsidiary "FNet" and finance its growth through an Initial Public Offering (IPO).

   FNet is a provider of a comprehensive range of Internet access options, applications and consulting services to business, professionals and on-line service providers.

   After completion of the bridge financing, DCI and Franklin Telecom will exchange shares with each other, with the goal of cross ownership in the 10-15% range, to facilitate a possible future merger.

b) On August 9, 1996, the Company signed a letter of intent to acquire Muller Media, Inc., a privately held entertainment company located in New York, NY. It is contemplated that the acquisition will involve an exchange of stock valued at approximately $3.0 million. Muller Media is a national distributor of motion pictures and syndicated programming to television stations and cable companies.

Note 4.  Common Stock
During the quarter ending June 30, 1996, the Company issued 1,644,234 shares of its common stock under a Regulation D, 504 offering, raising over $368,000 in cash, in addition to extinguishment of debt.

Note 5.   Notes Payable
In connection with a judgement against the Company for liability incurred while it was operating as Fantastic Foods, the Company entered into a settlement with the shareholder which had a remaining balance of $50,000 at March 31, 1996. During the quarter ended June 30, 1996, the Company made cash payments and issued stock for which it has been verbally told has satisfied the obligation. The Company is awaiting signed releases.

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On December 30, 1994 and January 5, 1995 the Company acquired the assets of Sigma Telecommunications and Alpha Products through the issue of 1,330,000 shares of common stock, and renamed the Company DCI Telecommunications, Inc. The liabilities remaining from the former Fantastic Foods, Inc. have left the Company with negative working capital. The Company continues to try to settle these liabilities through the issue of common stock and other methods.

Net cash used in operating activities for the three months ended June 30, 1996 totalled $240,000. The Company raised $368,000 by the private sale of stock to cover this cash shortfall.

The Company continues to pursue long-term financing. However, no assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. The ability to finance and expand all operations will be partially dependant on external sources.

Results of Operations
                       Three Months Ended
                            June 30,
                       1996         1995
Sales                $268,226     $197,250

Net sales increased in the 1996 first quarter by approximately $71,000 compared to the prior year first quarter principally due to increased sales of R&D monitoring devices.

                      1996          1995
Cost of Sales       $134,144      $ 86,091

Cost of sales increased $48,000 in the 1996 first quarter due to increased R&D Scientific sales volume. In addition, more salaries were allocated to cost of sales in 1996, which reduced the gross margin from 56% to 50% in 1996.

                                          1996          1995
Selling, General & Administrative       $118,148      $190,253

S.G.&A. expense declined $72,000 in 1996 compared to the quarter ending June 30, 1995. Lower costs for outside services, advertising and R&D Scientific expenses account for the variance.

                                1996          1995
Salaries & Compensation       $ 88,426      $100,289

Salaries declined in 1996 principally due to more being allocated to cost of sales.

                                1996         1995
Amortization & Depreciation   $ 61,236     $ 77,828


Amortization in the June 1995 quarter included Casino Marketing trademarks of $58,000 (written off in December, 1995) while the current quarter has amortization of R&D Scientific copyrights of $42,000, resulting in the $16,000 decline.

                          1996         1995
Interest Expense        $  7,127     $  3,800

The increase in interest expense in the current quarter is principally due to interest on the R&D Scientific mortgage which was not included in the 1995 quarter.

                                PART II
                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

            Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            Not applicable.

ITEM 5.  OTHER INFORMATION.

            Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
            Not applicable.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DCI TELECOMMUNICATIONS, INC.
                                   (Registrant)



Dated: August 19, 1996          By: Joseph J. Murphy
                                    Joseph J. Murphy
                                    President

                                  By: Larry Shatsoff
                                      Larry Shatsoff
                                      Acting Secretary