Form 10QSB
period 1996-09-30
DCI TELECOMMUNICATIONS INC
filed 1996-11-14
CIK 769852

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                            Commission File Number:
 September 30, 1996                                     2-96976-D
-----------------------                             ------------------

                      DCI TELECOMMUNICATIONS, INC.
       (Exact Name of Registrant as specified in its charter)

             COLORADO                               84-1155041
          ---------------                     -----------------------
   (State or other jurisdiction             (IRS Employer Identification
  of incorporation or organization)             Number)


           303 Linwood Avenue, Fairfield, Connecticut  06430
     -------------------------------------------------------------
           (Address and zip code of principal executive offices)


 (203) 259-7713 (Registrant's telephone number, including area code)
 ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
          YES__X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

                                           Number of Shares Outstanding
              Class                            November 5, 1996
             -------                       ------------------------------
     Common Stock, $.0001 par value                  4,396,948

                     DCI TELECOMMUNICATIONS, INC.

                                     Index


PART I          FINANCIAL INFORMATION

                Balance Sheet
                September 30, 1996                               3

                Statements of Operations
                 Six Months Ended
                 September 30, 1996 and 1995                     4

                Statements of Cash Flow
                 Six Months Ended
                 September 30, 1996 and 1995                     5

                Notes to Unaudited Financial Statements
                 September 30, 1996                              7

                Management's Discussion and Analysis of          8
                 Financial Condition and Results of
                  Operations

PART II
                Other Information                               10

                Signatures                                      12

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet


                                                        September 30,
          ASSETS                                            1996

Current Assets:
    Cash                                                 $  54,463
    Accounts Receivable - trade                            153,786
                   -shareholders                           228,394
    Deposits                                                 4,684
    Inventory                                               27,446
        Total Current Assets                               468,773

Property and Equipment                                     159,018
    Less: Accumulated depreciation                          19,534
          Net property and equipment                       139,484

Other Assets - copyrights                                1,700,000
            - customer base                                653,752
                                                         2,353,752
    Less: Accumulated amortization                         309,235
          Net other assets                               2,044,517
              Total Assets                              $2,652,774

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Notes and settlements payable                           57,238
    Accounts payable                                       204,657
    Accrued expenses                                         6,000
        Total Current Liabilities                          267,895

Long Term Debt                                              83,240

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 9,000,000 shares authorized,
      30,298 shares issued and outstanding;                305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        3,949,140 shares issued
        and outstanding                                        395
    Paid in capital                                      2,414,067
    Subscriptions for common stock                          69,800
    Stock subscriptions receivable                         (58,384)
    Treasury Stock                                             (29)
    Retained earnings (Deficit) (since 12/31/95)          (429,210)
        Total Shareholders' Equity                       2,301,639

            Total Liabilities and Shareholders' Equity  $2,652,774


         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations

                               Three Months Ended        Six Months Ended
                                  September 30,            September 30
                                 1996        1995       1996          1995

  Net Sales                    $237,483    $189,277   $505,709      $386,527
  Cost of Sales                 163,397      62,591    297,541       148,682
    Gross Profit                 74,086     126,686    208,168       237,845

 Selling, General &
     Administrative Expenses     48,936     157,543    144,259       205,484
 Salaries and Compensation       95,130     136,673    183,556       236,962
 Amortization&Depreciation       62,607      74,843    123,843       187,187
 Professional Fees               39,827      40,000     53,995        66,547
 Consulting Fees                  7,813        --       16,470        81,249
                                254,313     409,059    522,123       777,429

 Income (Loss) from Operations (180,227)   (282,373)  (313,955)     (539,584)

Other Income and (Expense):
  Interest Expense               (3,709)    (10,091)  ( 10,836)      (13,891)

  Net (Loss)                  ($183,936)  ($292,464) ($324,791)    ($553,475)

  Net (loss) per common share    ($0.05)     ($0.15)    ($0.09)       ($0.29)

  Weighted average common
       shares outstanding     3,635,098   1,987,012  3,635,098     1,925,545

     See Accompanying Notes to Consolidated Financial Statements

                        DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows

                                                       Six Months Ended
                                                         September  30,
Cash Flows from Operating Activities:                 1996            1995

Net Loss                                           ($324,791)      ($553,475)
Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                123,843         194,314
        Stock issued for services                     10,335         197,318
        Deferred compensation                           --            65,100
        Non cash settlements                         (43,235)           --
        Accrued interest                                 --            5,600

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts Receivable                          (14,235)         30,953
        Inventory                                       (277)          7,450
        Prepayments                                      --           (9,375)
        Deposits                                      (1,164)          8,830

     Increase (Decrease) in:
        Accounts Payable                            (103,671)         43,512
        Accrued Expenses                              (2,500)         (6,557)
            Total Adjustments:                       (30,904)        537,145
        Net cash provided by (used in)
              operating activities                  (355,695)        (16,330)

Cash flows from (used in) investing activities:
        Additions to property, plant & equipment     (16,857)         (3,145)
        Cash acquired with investment in R&D            --            10,405
                                                     (16,857)          7,260

Cash flows from (used in) financing activities:
        Accounts Receivable shareholders             (57,991)       (106,440)
        Proceeds from sale of stock                  534,674         140,000
        Bank overdraft                               (42,004)        (11,958)
        Payment of notes payable                     (37,184)           --
        Note payable - affiliate                       --              3,150
        Net cash provided by (used in)
            financing activities                     397,495          24,752

Net Increase (Decrease) in cash                       24,943          15,682

Cash, Beginning of Year                               29,520            --

Cash, End of Period                                 $ 54,463         $15,682

           See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                   Consolidated Statements of Cash Flows

                                                       Six Months Ended
                                                         September 30,
                                                 1996                   1995

Supplemental disclosures of cash flow information:


Non cash investing and financing transactions:
     Acquisition of R&D Scientific by
        stock issuance                                               $1,700,000
     Stock subscriptions receivable            $ 58,384
     Non cash settlements                      $151,900


            See Accompanying Notes to Consolidated Financial Statements

                    DCI Telecommunications, Inc.
     Notes to Unaudited Financial Statements September 30, 1996

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

NOTE 2.  Acquisition of R&D Scientific Corp.

On June 19, 1995, the Company entered into an agreement to acquire the common stock of R&D Scientific Corporation ("R&D") in a stock for stock purchase, with the Company exchanging 106,250 shares for all of R&D's outstanding stock. The stock of both companies is being held in escrow pending certain cash infusion requirements. During the quarter ending September 30, 1996, the Company was granted an extension until December
31, 1996 to make the cash infusion of $150,000 in order to consummate the transaction with R&D. In consideration for the extension, R&D has the right to terminate the purchase and sale contract at its sole discretion prior to DCI making the cash infusion.

NOTE 3.  Pending Acquisitions
On August 9, 1996, the Company signed a letter of intent to acquire Muller Media, Inc., a privately held entertainment company located in New York, NY. It is contemplated that the acquisition will involve an exchange of stock valued at approximately $3.0 million. Muller Media is a national distributor of motion pictures and syndicated programming to television stations and cable companies.

NOTE 4.  Common Stock
During the quarter ending September 30, 1996 , the Company issued 61,112 shares of its common stock under a Regulation D, 504 offering, raising over $108,000 in cash.

Also, 1,450,000 options to purchase common stock at an exercise price of $.1875 were issued to employees with exercise dates commencing June 21, 1996 through November 1, 1996. At September 30, 175,000 shares had been exercised.

        Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On December 30, 1994 and January 5, 1995 the Company acquired the assets of Sigma Telecommunications and Alpha Products through the issue of 1,330,000 shares of common stock, and renamed the Company DCI
Telecommunications, Inc.  The liabilities remaining from the former
Fantastic Foods, Inc. at acquisition left the Company with negative working capital. The Company continues to try to settle these liabilities through the issue of common stock and other methods.

Net cash used in operating activities for the six months ended September 30, 1996 totaled $356,000. The Company raised $535,000 by the private sale of stock to cover this cash shortfall.

At September 30, 1996, the Company showed its first positive working capital since inception.

The Company continues to pursue long-term financing. However, no assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. The ability to finance and expand all operations will be heavily dependent on external sources.

Results of Operations
                                             Six Months Ended
                                               September 30,
                                             1996         1995
Sales                                      $505,709     $386,527

Net sales increased in the 1996 first six months by approximately $119,000 compared to the prior year first six months principally due to increased sales of R&D monitoring devices.

                      1996           1995
Cost of Sales       $297,541      $ 148,682

Cost of sales increased $149,000 in the 1996 first six months due to increased R&D Scientific sales volume. In addition, more salaries were allocated to cost of sales in 1996, which reduced the gross margin from 62% to 41% in 1996.

                                            1996          1995
Selling, General & Administrative         $144,259      $205,484

S.G.&A. expense declined $61,000 in 1996 compared to the six months ending September 30, 1995. Lower costs for outside services, advertising, directors fees and R&D Scientific expenses account for the variance.

                                1996          1995
Salaries & Compensation       $183,556      $236,962

Salaries declined in 1996 principally due to more being allocated to cost of sales.

                                1996         1995
Amortization & Depreciation   $123,843     $187,187

Amortization in the 1995 first six months included Casino Marketing trademarks of $117,000 (written off in December, 1995) and one quarters amortization of R&D copyrights of $37,500 while the current six months has amortization of R&D Scientific copyrights of $85,000 (two quarters), resulting in a $69,000 decline.

                                1996            1995
Professional Fees            $ 53,995        $ 66,547

Professional fees declined $12,552 in the 1996 period due to less legal costs associated with settlements of obligations.

                                1996            1995
Consulting Fees              $ 16,470        $ 81,249

Consulting fees declined approximately $65,000 during the current year due to much less reliance on outside help on corporate matters.

                           1996         1995
Interest Expense        $ 10,836     $ 13,891

The reduction in interest expense in the current six months is principally due to paydown and settlement of notes partially offset by interest on the R&D Scientific mortgage which was not included in the entire 1995 six months.

                           PART II
                      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
          Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Page 11.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 11.

ITEM 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on August 21, 1996 the following matters were approved:

a) Election of Directors:      For            Against        Abstained
                            2,609,104            0              51

   John J. Adams, Carter H. Hills, Robert Muller, Joseph J. Murphy, Larry Shatsoff, Richard Sheppard

b) Ratification of selection of Schnitzer & Kondub as Independent Certified Public Accountants.

            For                    Against            Abstained
         2,603,839                  5,151                165

c) Amendment to the Company's Restated Certificate of Incorporation and By-Laws to increase the number of common shares received from conversion of each share of Series A Convertible Preferred Stock from one-third (1/3) share to one-hundred (100) shares.

         For                       Against            Abstained
      2,369,389                    234,473              5,293


ITEM 6 - Exhibits and Reports on Form 8K

The Company filed a Form 8K dated October 21, 1996 reporting the acquisition of assets of Paul L. Bettencourt and Associates, and the entering into a new incentive agreement with Franklin Telecommunications Corp., of Westlake Village, California.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DCI TELECOMMUNICATIONS, INC.
                                      (Registrant)


Dated: November 14, 1996            By: Joseph J. Murphy
                                        Joseph J. Murphy
                                        President

                                    By: Larry Shatsoff
                                        Larry Shatsoff
                                        Acting Secretary