Form 10QSB/A
period 1996-06-30
DCI TELECOMMUNICATIONS INC
filed 1996-12-03
CIK 769852

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

                               Exhibit Index


              Exhibit 27              Financial Data Schedule

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DCI TELECOMMUNICATIONS, INC.
                                   (Registrant)



Dated: December 3, 1996          By: Joseph J. Murphy
                                    Joseph J. Murphy
                                    President

                                  By: Larry Shatsoff
                                      Larry Shatsoff
                                      Acting Secretary