Form 10QSB/A
period 1996-09-30
DCI TELECOMMUNICATIONS INC
filed 1996-12-12
CIK 769852

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

                     YES__X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

                                        Number of Shares Outstanding
      Class                                  November 5, 1996

Common Stock, $.0001 par value                  4,396,948

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



Dated: December 12, 1996          By: Joseph J. Murphy
                                    Joseph J. Murphy
                                    President

                                  By: Larry Shatsoff
                                      Larry Shatsoff
                                      Acting Secretary