Form 10QSB
period 1996-12-31
DCI TELECOMMUNICATIONS INC
filed 1997-02-13
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
  December 31, 1996                                 2-96976-D
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


                              (203) 259-7713
                            -----------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
         7,380,281             Common Stock,      February 13, 1997
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet December 31, 1996                      3

       Statements of Operations
        Nine Months Ended December 31, 1996 and 1995        4

       Statements of Cash Flow
        Nine Months Ended December 31, 1996 and 1995        5

       Notes to Unaudited Financial Statements
        December 31, 1996                                   6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9

PART II
       Other Information                                    11

       Signatures                                           13

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                             (unaudited)

                                                        December 31,
          ASSETS                                            1996

Current Assets:
    Cash                                                 $1,170,827
    Accounts Receivable - trade                           2,694,052
                   -shareholders                            253,803
    Deposits and Prepayments                                 52,828
    Inventory                                                25,618
        Total Current Assets                              4,197,128

Property and Equipment                                      384,705
    Less: Accumulated depreciation                           97,062
          Net property and equipment                        287,643

Contracts receivable - Non-Current                        1,027,361

Other Assets   - copyrights                               1,700,000
               - customer base                              653,752
               - goodwill                                 1,706,265
                                                          4,060,017
    Less: Accumulated amortization                          368,079
          Net other assets                                3,691,938
              Total Assets                               $9,204,070

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Contracts Payable                                    $1,517,181
    Notes and settlements payable                            33,995
    Accounts payable                                        268,517
    Accrued expenses                                          7,599
    Income Taxes Payable                                    183,039
        Total Current Liabilities                         2,010,331

Contracts Payable - Long Term                             1,204,290
Long Term Debt                                              167,404
Deferred Income Taxes                                       100,620

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 9,000,000 shares authorized,
      30,298 shares issued and outstanding;                305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        6,571,174 shares issued
        and outstanding                                        657
    Paid in capital                                      5,866,887
    Subscriptions for common stock                          69,800
    Stock subscriptions receivable                         (42,384)
    Treasury Stock                                             (29)
    Retained earnings (Deficit) (since 12/31/95)          (478,506)
        Total Shareholders' Equity                       5,721,425

            Total Liabilities and Shareholders' Equity  $9,204,070


         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                             (unaudited)

                          Three Months Ended      Nine Months Ended
                             December 31,            December 31,
                           1996        1995       1996          1995

  Net Sales             $395,352    $245,841   $901,061      $632,368
  Cost of Sales          169,454     167,249    466,995       350,729
    Gross Profit         225,898      78,592    434,066       281,639

 Selling, General &
  Admin. Expenses         27,389     (20,576)   171,648       163,477
 Salaries and
  Compensation           139,979      93,339    323,535       310,291
 Amortization &
  Depreciation            62,958     (59,469)   186,801       134,361
 Professional Fees        33,625     (31,229)    87,620        26,087
 Consulting Fees          16,087     150,683     32,557       241,163
                         280,038     132,748    802,161       875,379

 Income (Loss)
   from Operations       (54,140)    (54,156)  (368,095)    (593,740)

Other Income and (Expense):
  Interest Expense        (3,906)     (5,601)  ( 14,742)     (19,492)
  Interest Income          8,749          --      8,749           --

  Net (Loss)            ($49,297)   ($59,757) ($374,088)   ($613,232)

  Net (loss)
   per common share       ($0.01)     ($0.03)    ($0.10)      ($0.32)

  Weighted average common
   shares outstanding  4,742,045   1,998,662  3,701,808     1,944,396

     See Accompanying Notes to Consolidated Financial Statements

                        DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                             (unaudited)

                                                Nine Months Ended
                                                 December  31,
Cash Flows from Operating Activities:          1996          1995

Net Loss                                   ($374,088)     ($613,232)
Adjustment to reconcile net loss to net
 cash provided by (used in) operating
 activities:
        Depreciation and amortization        186,896        134,361
        Stock issued for services             10,335        402,995
        Deferred compensation                     --         97,650
        Non cash settlements                (150,143)       (92,231)
        Accrued interest                          --          5,600

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts & Contracts Receivable       49,242         (6,641)
        Inventory                              1,551          6,732
        Deposits & Prepayments               (23,543)         8,830

     Increase (Decrease) in:
        Accounts & Contracts Payable        (242,580)       108,026
        Accrued Expenses                        (901)        (4,682)
        Income taxes                         (21,250)            --
           Total Adjustments:               (190,393)       660,640
        Net cash provided by (used in)
              operating activities          (564,481)        47,408

Cash flows from (used in) investing activities:
        Additions to property,
          plant & equipment                 (135,197)        (3,145)
        Cash acquired with acquisition       922,687         10,405
                                             787,490          7,260

Cash flows from (used in) financing activities:
        Accounts Receivable shareholders     (83,400)      (195,649)
        Proceeds from sale of stock          981,816        140,000
        Bank overdraft                       (42,004)        (6,880)
        Payment of notes payable             (22,738)        (9,046)
        Note Payable - property               84,624             --
        Note payable - affiliate                  --         24,247
        Net cash provided by (used in)
            financing activities             918,298        (47,328)

Net Increase (Decrease) in cash            1,141,307          7,340

Cash, Beginning of Year                       29,520             --

Cash, End of Period                       $1,170,827         $7,340


                                               Nine Months Ended
                                                 December 31,
                                             1996           1995

Supplemental disclosures of cash flow information:

Non cash investing and financing transactions:
     Acquisition by stock issuance:
        R&D Scientific                                   $1,700,000
        Muller Media                     $3,000,000
        Bettencourt & Associates            $10,345
     Stock subscriptions receivable        $ 42,384
     Non cash settlements                  $151,900


     See Accompanying Notes to Consolidated Financial Statements

                    DCI Telecommunications, Inc.
      Notes to Unaudited Financial Statements December 31, 1996

NOTE 1.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassification of prior year numbers have been made to conform to the current years presentations.

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

NOTE 2.  Acquisition of R&D Scientific Corp.

On June 19, 1995, the Company entered into an agreement to acquire the common stock of R&D Scientific Corporation ("R&D") in a stock for stock purchase, with the Company exchanging 106,250 shares for all of R&D's outstanding stock. The stock of both companies is being held in escrow pending certain cash infusion requirements. During the quarter ending December 31, 1996, the Company was granted an extension until December 31, 1997 to make the cash infusion of $150,000 in order to consummate the transaction with R&D. As of December 31, 1996, $50,000 was sent to R&D by DCI in connection with this agreement. In consideration for the extension, R&D has the right to terminate the purchase and sale contract at its sole discretion prior to DCI making the cash infusion.

NOTE 3.  Acquisition of Muller Media, Inc.

On November 26, 1996, DCI Telecommunications, Inc. entered into a stock purchase agreement with Muller Media, Inc. (Muller), a New York corporation whereby DCI acquired 100% of the outstanding common stock of Muller in a stock for stock purchase, with DCI exchanging one million two hundred thousand (1,200,000) shares of common stock for all of the shares of Muller Media capital stock. The DCI stock was valued at two dollars and fifty cents ($2.50) per share.

The shares of both companies have been deposited with an escrow agent. DCI can repurchase the shares, if Muller exercises a "put" option which commences on the earlier of 120 days from December 27, 1996, unless an extension is requested by DCI, which Muller Media cannot unreasonably withhold, or 14 days after DCI has received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. The selling stockholders have an option to keep DCI stock or accept up to $3,000,000 in cash from DCI. Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition has been accounted for as a purchase.

NOTE 4.  Acquisition of Paul Bettencourt Associates

On November 5, 1996, DCI acquired the assets of Paul Bettencourt Associates in exchange for DCI stock valued at approximately $10,000. Bettencourt has been renamed Privilege Enterprises Limited (PEL) and Paul Bettencourt will serve as President of PEL. PEL is in the business of value added card based and other marketing programs.

NOTE 5.  Common Stock

During the nine months ending December 31, 1996 , the Company issued 2,805,441 shares of its common stock under a Regulation D, 504 offering, raising over $947,000 in cash.

Also, 1,450,000 options to purchase common stock at an exercise price of $.1875 were issued to employees with exercise dates commencing
June 21, 1996 through November 1, 1996. At December 31, 460,000 shares had been exercised.

NOTE 6.  Pro-forma Financial Information

The following pro-forma information is presented as if the acquisition of Muller Media had taken place on April 1 of the respective years:
                                        (unaudited)
                      Three Months Ended      Nine Months Ended
                         December 31              December 31
                       1996        1995        1996         1995
Net Sales           $1,196,292   $557,151   $4,558,769  $1,526,108

Income (loss)
 from Operations        37,175    (90,758)      20,854    (799,205)

Net Income (loss)       49,434    (64,237)      44,532    (731,473)

Net Income (loss)
 per share                $.01      ($.02)        $.01       ($.23)


NOTE 7.  Subsequent Event

On February 4, 1996, DCI signed a letter of intent to acquire all of the outstanding stock of CardCall International Holdings, Inc. a Delaware corporation. It is anticipated that this will be a tax deferred transaction and will involve the exchange of common stock. The acquisition will be subject to several conditions including execution of a definitive acquisition agreement and approval of the Boards of Directors.

CardCall, which has subsidiaries in Canada and the United Kingdom, is a telecommunications software and hardware development company specializing in the manufacture and distribution of prepaid telephone cards and had sales in excess of $4,000,000 in its latest fiscal year.

A March 1997 closing is planned.

               Management's Discussion and Analysis of
           Financial Condition and Results of  Operations

Liquidity and Capital Resources

On December 30, 1994 and January 5, 1995 the Company acquired the assets of Sigma Telecommunications and Alpha Products through the issue of 1,330,000 shares of common stock, and renamed the Company DCI Telecommunications, Inc. The liabilities remaining from the former Fantastic Foods, Inc. at acquisition left the Company with negative working capital.

Net cash used in operating activities for the nine months ended
December 31, 1996 totaled $564,000. The Company raised $981,000 by the private sale of stock which more than covered this cash shortfall.

During the most recent quarter, the Company acquired Muller Media in a stock for stock purchase. Largely as a result of this acquisition, at December 31, 1996, the Company had cash of $1,170,000 and positive working capital of $2,187,000.

The Company continues to pursue long-term financing for its acquisition program and internal expansion. However, no assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. The ability to finance and expand all operations will be heavily dependent on external sources.

Results of Operations
                           Nine Months Ended
                              December 31,
                            1996        1995
Sales                    $901,061     $632,368

Net sales increased in the 1996 first nine months by approximately $269,000 compared to the prior year first nine months almost entirely due to sales of Muller Media which was acquired during the most recent quarter.

                           1996           1995
Cost of Sales            $466,995       $350,729

Cost of sales increased $116,000 in the 1996 first nine months due to increased subcontractor costs and more salaries were allocated to cost of sales in 1996. In addition, Muller Media costs since its acquisition also contributed to the rise.

                           1996          1995
Selling, General
    & Admin.             $171,648      $163,477

S.G.&A. expense increased $8,000 in 1996 compared to the nine months ending December 31, 1995. Higher costs associated with Muller Media were almost offset by lower director fees.

                                1996          1995
Salaries & Compensation       $323,535      $310,291

Higher salaries in 1996 including the addition of Muller Media employees are partially offset by more payroll being allocated to cost of sales.

                                1996         1995
Amortization & Depreciation   $186,801     $134,361

Amortization in the 1996 first nine months included three quarters amortization of R&D copyrights of $127,500 while the 1995 nine months has amortization of R&D Scientific copyrights of $75,000 (two quarters), resulting in a $52,000 increase.

                                1996           1995
Professional Fees            $ 87,620        $26,087

Professional fees increased $61,533 in the 1996 period due to more legal costs associated with settlements of old obligations.

                                1996           1995
Consulting Fees               $32,557        $241,163

Consulting fees declined approximately $209,000 during the current year due to much less reliance on outside help on corporate matters and getting the Company established.

                           1996         1995
Interest Expense        $ 14,742     $ 19,492

The reduction in interest expense in the current nine months is principally due to paydown and settlement of notes partially offset by interest on the R&D Scientific mortgage which was only partially included in the 1995 nine months.

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

ITEM 2.  CHANGES IN SECURITIES.
          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 12.

ITEM 6 - Exhibits and Reports on Form 8-K

On January 7, 1997 the Company filed a Form 8-K which described the acquisition of Muller Media Inc. This included the purchase and sale agreement and financial statements of Muller Media.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: February 14, 1997            By: Joseph J. Murphy
                                        Joseph J. Murphy
                                        President

                                    By: Larry Shatsoff
                                        Larry Shatsoff
                                        Acting Secretary