Form 10-K
period 1997-03-31
DCI TELECOMMUNICATIONS INC
filed 1997-06-25
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-K SB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                 For the fiscal year ended March 31, 1997

                    Commission File Number:  2-96976-D

                       DCI TELECOMMUNICATIONS, INC.
          (Exact name of Registrant as specified in its charter)

                              _______________

                 Colorado                             84-1155041
      (State or other Jurisdiction         (IRS Employer Identification No.)
       of incorporation or organization)

              611 Access Road, Stratford, Connecticut  06497
       (Address of principle executive offices, including zip code)

    Registrant's telephone number, including area code:  (203) 259-7713

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock ($.0001 par value)

Indicate by check mark whether the company (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__  No ____

The aggregate market value of voting stock held by nonaffiliates of the Company was approximately $15,581,898 as of June 11, 1997.

                                 9,227,961
                            ------------------
    (Number of shares of Common Stock outstanding as of June 11, 1997)

                                  PART I

ITEM 1 - BUSINESS

General

The Registrant was originally incorporated on February 4, 1985 as Alfab, Inc. ("Alfab"), and was inactive after the year ended June 30, 1989 until October 1991, when it completed a reorganization ("Reorganization") with Fantastic Foods International, Inc. ("FFI"). The Reorganization was
accounted for as though it were a recapitalization of FFI through the transfer of 10,002 shares of Common Stock in exchange for all the assets of Alfab, which were not significant. The name of the registrant was changed to Fantastic Foods International, Inc. subsequent to the Reorganization.

The shareholders of Fantastic Foods International (FFI) at a shareholders meeting on December 30, 1994 approved the acquisition of the assets of Sigma Telecommunications, Inc. in a stock for asset purchase, with FFI exchanging four hundred and eighty thousand (480,000) common shares for the assets of Sigma Telecommunications, Inc. Concurrent with the merger, the name was changed to DCI Telecommunications, Inc. ("DCI" or the "Company").

On January 5, 1995 the Board of Directors approved the acquisition of certain assets of Sigma Industries, Inc. (Alpha Products) in a stock for asset purchase with the Company exchanging eight hundred and fifty thousand (850,000) common shares for the assets of Alpha Products.

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

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. ("Muller"), (a New York corporation that distributes syndicated programming and motion pictures to the television and cable industry) to acquire 100% of the outstanding common stock of Muller in a stock for stock purchase, with DCI exchanging one million two hundred thousand (1,200,000) shares of common stock for all of the common shares of Muller. The DCI stock was valued at two dollars and fifty cents ($2.50) per share ($3,000,000 in total). The shares of both companies have been deposited with an escrow agent but are included in outstanding common stock for the year ended March 31, 1997 based upon the intention of the Company.

DCI is required to repurchase the shares for $3,000,000, if Muller exercises a "put" option which commences on the earlier of 120 days from December 27, 1996, unless an extension is requested by DCI, which Muller cannot unreasonably withhold, or 14 days after DCI has received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. An extension was granted by Muller through July 15, 1997. The selling stockholders also have an option to keep DCI stock or accept up to $3,000,000 in cash from DCI.

Subsequent Events

On April 9, 1997 the Company acquired, for 400,000 shares of common stock, all of the outstanding shares of CyberFax, Inc., a Canadian corporation engaged in the business of providing real time fax capabilities on the Internet.

On April 23, 1997 the Company acquired all of the outstanding shares of Crossmain Ltd, a British corporation, for 4,285,714 options to purchase common stock over a two year period subject to certain earning provisions to be obtained by Crossmain. Crossmain is engaged in the business of providing long distance telecommunications throughout Europe via a private leased line network.

On June 17, 1997 the Company completed the acquisition of CardCall International Holdings, Inc. ("CardCall") whereby DCI will acquire all the outstanding common shares and warrants of CardCall in exchange for a maximum of 494,287 common DCI shares, 7,002,406 options to purchase DCI stock at $.20 per share, and 741,432 warrants for DCI stock at $4.00 per share. CardCall develops and markets prepaid phone cards and cellular telephones.

Business Activity

DCI Telecommunications, Inc. (the "Company") is engaged through its operating subsidiaries in long distance telecommunications, prepaid cellular and Internet related products and services. The Company through the acquisition of Crossmain Limited (since renamed DCI UK Limited), a London based company, is involved in providing long distance telephone service to businesses and individuals through a private leased line network being established throughout Europe where deregulation in the telecommunications industry is just now being implemented. A leased line network from one country to another is one of the least expensive methods for a small company to gain entry into the long distance business.

CardCall International Holdings, Inc. (and its subsidiaries CardCall UK and CardCaller Canada), also acquired by the Company, develops and markets standard prepaid phone cards as well as voice-activated prepaid phone cards through an extensive and growing distribution network for its products and services throughout Europe and Canada. A prepaid phone card permits the holder of the card to place long distance and international calls from any touch-tone phone, eliminating the need for coins and collect calls. The card user, who has prepaid for telephone minutes, simply dials an 800 number which connects the user to one of the Company's switching facilities. The caller is then prompted for his or her personal identification number (PIN) and destination phone number. The call is then routed through the Company's switch to the ultimate destination via a long distance carrier. The phone cards are sold through national distributors in both the UK and Canada with 55,000 and 3,000 distribution points respectively.

The Company, through its Privilege Enterprises Limited subsidiary (PEL), designs and markets corporate sponsored value-added phone cards (called Privilege CardsT) and specialized card-based membership programs to the international consumer and commercial marketplaces. PEL has established a merchant network of over 8,000 businesses in the United States who accept the Privilege CardT and offer the card holder some form of discount, free gift or "privilege". The Privilege Cards are distributed by corporate sponsors and through membership groups.

CardCaller Canada (CCC), a DCI subsidiary recently announced the launch of its first prepaid cellular telephone. This new and exciting product was developed in large part for the over 30% of applicants who are rejected for cellular service due to either poor credit or no credit history. CCC is a switch based reseller utilizing its own prepaid switching platform which enables it to offer customized prepaid cellular service that is extremely suitable for Canadian based users. This product will be sold through CCC's national network of distributors.

R&D Scientific has developed a proprietary data monitoring system for a number of industries including hospitals, blood banks, pharmaceutical companies and government institutions. It assemble and sells a broad product line of data acquisition and control devices for personal computers and has recently introduced a wireless probe which allows the sending and receiving of digital data over existing electrical wiring.

Muller Media is engaged in the business of purchasing, selling, distributing, licensing and otherwise dealing in the acquisition and transfer of motion picture and other entertainment media principally to major television and cable networks.

The Company's corporate strategy takes into consideration opportunities the Internet may provide in the telecommunications area. In this regard, the Company acquired Cyberfax, Inc. which immediately gives the Company a product which integrates a communication tool used world-wide with the Internet. Cyberfax software and hardware allows fax to fax transmission over the Internet in real-time (not store and forward) with delays which are virtually nil and with standard confirmation protocols. This products will be marketed by various Internet Service Providers (ISP's) and telephone companies throughout the world.

The Company's growth plan is based on internal product development supported by strategic acquisitions and joint ventures in the telecommunications area which will immediately and significantly enhance its product offerings, distribution channels, market penetration and earnings.

Copyright

R&D Scientific owns a copyright on its Datatron System which provides a tamperproof data acquisition system to monitor environmental areas for the pharmaceutical and clinical blood bank industries.

Employees

The Company has eighty six employees.

Competition

The Company has numerous competitors, many with substantially more resources than the Company. Management believes that no single competitor, however, has a dominant market position. Management believes that the Company is able to compete successfully on the basis of product efficiency, reliability, and service to customers.

Major Customers

Three customers accounted for approximately 43% and 49% of R&D Scientific sales in 1997 and 1996. Four customers accounted for approximately 59% of Muller Media sales in 1997.


ITEM 2 - PROPERTIES

The Company is presently negotiating an operating lease agreement for approximately 1,400 square feet of office space in Stratford, Connecticut for its corporate headquarters. R&D Scientific owns condominium office space in Flanders, New Jersey totaling 3,000 square feet which is secured by a first mortgages totaling $165,000. It also rents 1,500 additional square feet for office and assembly space under a lease that expired on June 1, 1997. Other leased office space includes 1,000 square feet for Travel Source in Kingston, Rhode Island, 800 square feet for Muller Media in New York City, and 1,000 square feet for Privilege Enterprises in Uxbridge, Massachusetts. All properties are considered in good condition.

ITEM 3 - LEGAL PROCEEDINGS

See Notes to Financial Statements

ITEM 4 - SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company's common stock is traded in the over-the-counter market on NASDAQ's electronic bulletin board. Its symbol is "DCTC".

The quotations set forth represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. These quotations were obtained from the National Association of Securities Dealers.

1996(1)                          HIGH              LOW

First quarter ended
June 30, 1995                   $3.13            $  .40

Second quarter ended
September 30, 1995              $1.20            $  .40

Third quarter ended
December 31, 1995               $ .90            $  .20

Fourth quarter ended
March 31, 1996                  $4.50            $  .10

1997                           HIGH                 LOW

First quarter ended
June 30, 1996                   $ 1.31           $  .13

Second quarter ended
September 30, 1996              $ 3.81           $  .84

Third quarter ended
December 31, 1996               $ 2.63            $1.00

Fourth quarter ended
March 31, 1997                  $ 5.50            $1.56

(1) Restated for forty for one split on March 7, 1996 and one for four hundred reverse split on March 14, 1996

As of June 11, 1997 there were approximately 2,002 recorded holders of the Company's stock.

To date, the Company has not paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefore. The Company intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Company's Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data

The following table sets forth selected consolidated financial data of the Company for the years ended March 31, 1993 through 1997.

STATEMENT OF OPERATIONS DATA (a)

                                     Years Ended March 31,
                     1997          1996         1995      1994       1993
                     ----          ----         ----      ----       ----
Net sales and
   other revenue  $2,793,948  $ 1,842,170     $110,385     --         --

Gross profit         850,244      442,308       63,728     --         --

(Loss) before
    income taxes    (373,278)    (711,914)  (1,095,485)  (103,699)  (844,008)

Net (loss)         ($373,278)   ($711,914) ($1,095,485) ($103,699) ($844,008)

Net (loss)
   per share (b)      ($0.07)      ($0.36)      ($1.95)    ($1.30)   ($13.10)

BALANCE SHEET DATA

Working capital   $1,768,902    ($287,706)   ($247,357) ($399,369) ($375,470)

Total assets      10,733,959    2,606,532    3,364,196      1,670      2,402

Long-term debt       180,022       83,655           --         --         --

Stockholders'
     equity        5,931,334    1,925,791    2,842,060   (397,769)  (373,070)

(a) Includes the results of purchased businesses from acquisition dates, except for Travel Source which was treated as a pooling of interest. (Data for Travel Source not available 1993-1995).
(b) Adjusted to reflect a one for twenty reverse stock split effected January 25, 1995, a forty for one split effected March 7, 1996 and a one for four hundred reverse split effected March 14, 1996.

References herein to the years 1997, 1996 and 1995 refer to the Company's fiscal years ended March 31.

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the two years ended March 31, 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company, since its recent acquisitions, operates predominantly in the telecommunications industry providing a broad range of communication services. The Company's services include long distance, cellular as well as Internet connections. Through continued investments and fiscal 1997 business acquisitions, the Company has expanded its business into rapidly developing markets.

Acquisition Agreements

The acquisitions of CardCall International, CyberFax and DCI UK Limited will be accounted for under the purchase method of accounting under both U.S. and United Kingdom generally accepted accounting principles. The Company believes that CardCall International, operating with the combined networks, financial resources, management, personnel and technical expertise of the Company, CyberFax and DCI UK Limited, will be better able to capitalize on the world wide growth opportunities in the telecommunications industry. In addition, the Company expects these companies will be able to derive significant advantages from the more efficient utilization of their combined assets, management and personnel.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (Privilege Enterprises Limited and The Travel Source, Limited) and R&D Scientific and Muller Media since acquisition dates, as if the stock purchase agreements with R&D and Muller were completed.

Liquidity and Capital Resources

On December 30, 1994 and January 5, 1995 the Company acquired the assets of Sigma Telecommunications and Alpha Products through the issue of 1,330,000 shares of common stock, and renamed the Company DCI Telecommunications, Inc. The liabilities remaining from the former Fantastic Foods International, Inc. at acquisition left the Company with negative working capital and little financing capability. In June 1995 the Company acquired R&D Scientific and in November 1996 acquired Muller Media, both through the issue of common stock. The acquisitions, particularly Muller Media, greatly improved the Company's financial position, and at March 31, 1997 the current ratio was a positive 1.9 to 1 and cash on hand was $1,300,000.

However, cash used in operations was $745,000 and $311,000 in the years ended March 31, 1997 and 1996 respectively. The Company was able to overcome these shortfalls from the sale of common stock and proceeds from the exercise of stock options.

Shortly after the close of fiscal year March 31, 1997, the Company completed the acquisition of CardCall International, CyberFax and DCI UK, which combined will require significant amounts of cash to finance their expansion plans.

The Company is continuing to pursue long-term financing for its acquisition and expansion program, and with its currently unleveraged position, will most likely engage in debt financing. However, no assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms. The ability to finance all new and existing operations will be heavily dependent on external sources.

Consolidated Results of Operations

The following provides a discussion of the Company's consolidated results, comprised of the Company and its wholly owned subsidiaries, (Privilege Enterprises Limited, and The Travel Source, LTD) and R&D Scientific and Muller Media as if the purchase agreements with R&D and Muller were completed. References herein to the years 1997, 1996 and 1995 refer to the Company's Fiscal Years ended March 31.

Results of Operations - 1997 Compared to 1996

                        1997           1996
Net Sales           $2,793,948     $1,842,170

Net sales increased $951,778 or 52% in 1997 compared to 1996. The increase is principally due to Muller Media sales since its acquisition in November 1996. Small increases in Technology and Travel Agency sales also contributed to the increase.

                        1997           1996
Cost of Sales       $1,943,704     $1,399,862

Cost of sales increased $543,842 or 39% in 1997. Cost of sales associated with Muller Media sales for the four months since its acquisition amounted to approximately $385,000. In addition, cost of sales for the Technology Group increased $137,000 due to more salaries being allocated to cost of sales in 1997.

                                               1997        1996
Selling, General and Administrative           $408,810   $416,141

Selling, General & Administrative expenses declined $7,604 in 1997. Expenses increased approximately $170,000 as a result of several months of activity from Muller and PEL (acquired in November 1996). However, increased favorable debt settlements, lower director fees and various other reductions entirely offset the Muller and PEL increases.

                                   1997           1996
Salaries and Compensation        $438,867       $383,510

Salaries increased $55,357 or 14% in 1997. Salaries of Muller and PEL since their acquisition amounted to $176,830 but was significantly offset due to the allocation of more salaries to cost of sales.

                                        1997        1996
Professional and Consulting Fees      $96,880     $130,962

Professional and consulting fees declined $34,082 or 26% in 1997. Increased fees as a result of Muller and PEL activity since acquisition totaled $40,874 and was offset by lower fees associated with debt settlements and the expanded use of internal resources for administrative responsibilities.

                                       1997         1996
Amortization and Depreciation        $277,737     $193,059

Amortization  and depreciation increased $85,812 in 1997.   A  full  year's
amortization of the R&D copyright (acquired June 1995) resulted in a $57,500 increase, and amortization of Muller goodwill beginning in 1997 resulted in an additional $24,000.

Other Income and Expense
                        1997           1996
Interest (Expense)   ($20,799)      ($30,670)
Interest Income        $19,571           $120

Interest expense declined $9,871 in 1997 due to the overall decline in corporate debt. Interest income in 1997 is almost entirely due to Muller's short term investments.

Results of Operations - 1996 Compared to 1995 (excluding Travel Source in both years since 1995 not available).

                        1996           1995
Net Sales            $ 814,016     $ 110,385

Net sales in 1996 amounted to $814,016 compared to only $110,385 in 1995. Sales in 1996 include a full twelve months of telecommunications, data acquisition and computer related sales as well as $544,404 medical systems sales since the proposed acquisition of R&D Scientific on June 19, 1995. Sales in 1995 reflect only three months of operations.

Net sales in 1995 represents sales of data acquisition, telecommunications components and collectible items since the acquisition of DCI and Alpha Products, or the last quarter of 1995. There were no operations earlier in the 1995 fiscal year.

                        1996           1995
Cost of Sales        $ 476,243       $ 46,657

Cost of sales in 1996 reflects twelve months of telecommunication, data acquisition and computer related costs and over nine months of R&D Scientific costs, while 1995 costs reflects only three months of activity.

                              1996           1995
Salaries and Compensation  $ 338,217     $ 112,819

Salaries and compensation rose from $112,819 in 1995 to $338,217 in 1996 almost exclusively due to twelve months activity and the addition of R&D Scientific versus only three months activity in 1995.

                                            1996          1995
Selling, General and Administrative      $ 365,250     $ 125,868

Selling, general and administrative expenses increased to $365,250 in 1996, compared to $125,868 in 1995. The increase represents utilities, rent, travel and other expenses associated with a full year of operations.

                                           1996        1995
Professional and Consulting Fees        $ 129,065   $ 768,631

Professional  and  consulting fees decreased from  1995  due  to  the  high settlement of legal issues in the year ending March 31, 1995. This variance is also due to the inclusion in 1995 of stock related to Casino Marketing employees (which was written off in the 1996 quasi reorganization) and stock to the former president and others for services to establish the Company.

                                       1996          1995
Amortization and Depreciation       $ 191,924     $ 77,401

Amortization and depreciation increased to $191,924 in 1996 from $77,401 in 1995. Amortization in 1996 includes twelve months of customer base totaling $65,375 and ten months of R&D Scientific copyrights of $112,500. Amortization in 1995 included only three months of customer base amortization and $58,500 associated with Casino Marketing trademarks which was written off in 1996.

                                   1996           1995
Other Income and (Expense)     ($ 30,670)     ($ 74,494)

Net other expense declined $43,824 in 1996 compared to 1995, principally due to the inclusion in 1995 of settlement expenses associated with the former Fantastic Foods obligations. This was partially offset by $16,915 higher interest expense on notes and accounts payable in 1996.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                  PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The present and nominated Directors and Executive Officers of the Company are set forth below.

   DIRECTOR         AGE   DIRECTOR
                           SINCE

Joseph J. Murphy      58     1995

 Chairman of the Board, President and CEO for the Company. Within the past five years, he was president and CEO of Alpha Products. Prior to that he was executive vice president, member of the Board of Directors, and chief financial officer for Aquarion, a New York Stock Exchange Company.

Larry Shatsoff        43         1995

 Director, Vice president and Chief Operations Officer for the Company. Within the past five years he has been vice president and chief operations officer for Alpha Products. Prior to that, he was executive vice president of Kalon Systems (a data processing services company), manager of information systems for Aquarion, a New York Stock Exchange Company.

Richard Sheppard    51           1995

 Director, President and CEO of R&D Scientific Corp, a position he has held over the last five years.

John J. Adams  58      1995

     Director, Vice President Marketing DCI Telecommunications, Inc. During the last five years Mr. Adams has been Vice President for R&D Scientific Corp. and founder and President of Validation Services Corp. Mr. Adams was previously President of Prevent Chemicals, Ltd., a publicly traded manufacturer of specialty chemicals.

Carter Hills        66      1995

 Director, retired diplomat. Extensive experience in economic development and management planning under auspices of Department of State and major international organizations. Directs such programs in countries of Near East and Vietnam. Served as financial adviser and delegate for U.S. at key international conferences.

Paul Bettencourt    50      1996

 Director, President of Privilege Enterprises Limited. During the last five years has been president of Bettencourt and Associates. Mr. Bettencourt is advisor to the American Hotel and Motel Association and a publishing consultant to segments of the Defense Department.

Lois S. Morris      46      1997

 Director, Chief Executive Officer of The Travel Source Limited, a position she has held for the last five years. Ms. Morris is on the Board of Directors of the Ocean State Business School, and a member of the Town of Richmond, Rhode Island Economic Development Commission.

Donald Mactaggart   59      1997

 Director,  CEO  of  CyberFax. Prior to creating CyberFax  he  was  an  ITU
 Associate Rapporteur for G3 facsimile, and helped Unitel launch the first fax-specific long distance service. He also founded Textran, Canada's first dedicated provider of enhanced telecommunications services.

ITEM 10 - EXECUTIVE COMPENSATION

                          Executive Compensation

                |Annual Compensation|  Long Term Compensation|

Name                             Other   Restricted
and                              Annual    Stock          LTIP    All Other
Principal       Salary  Bonus Compensation Awards Options Payouts Compensation
Position  Year   ($)     ($)      ($)       ($)   SARs (#)  ($)       ($)

Joseph
J. Murphy 1995  100,000
CEO       1996  100,000                              5,872
          1997  100,000                            600,000

                  Options/SAR Grants in Last Fiscal Year

                        % of Total
                        Options/SARs
           Options/SARs Granted to Employees  Exercise or Base
  Name     Granted (#)  in Fiscal Year        Price ($/Sh)     Expiration Date

Joseph
J. Murphy   600,000        17.4                 $.1875             4/12/01
CEO

                   Options Exercised in Last Fiscal Year

               Shares                                     Value of Unexercised
            Acquired on  Value     Unexercised Options    In the Money Options
Name        Exercise     Realized  at Fiscal Year End     Fiscal Year End

Joseph
J. Murphy       --         --           600,000              $2,287,500

The Company entered into an employment agreement dated January 1, 1995 with Mr. Murphy for services rendered the Company as its President and Chief Executive Officer for an annual base salary of $100,000.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of June 11, 1997 by: (i) each of the Company's executive officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, and
(iii) all of the Company's officers and directors as a group:

   Name of           Amount and Nature of
Beneficial Owner     Beneficial Ownership   Percent of Class

(i)Joseph J. Murphy     1,530,019              14.2%

   Larry Shatsoff         442,150              4.1%

   Richard Sheppard       355,625 (a)          3.3%

   John J. Adams          215,312              2.0%

   Carter H. Hills        252,000              2.3%

   Paul Bettencourt         6,897               .1%

   Lois Morris             14,706               .1%

   Donald Mactaggart      200,000              1.9%


(ii) Robert Muller      1,298,000 (b)         12.1%

(iii)  All executive officers and
 directors as a group   3,016,709 (c)         28.1%

NOTES:
(a) Includes 95,625 shares upon completion of acquisition of R&D Scientific
(b) Includes 1,200,000 shares upon completion of acquisition of Muller Media
(c) Included in shares owned above are shares which the beneficial owner has the right to acquire from options within sixty days as follows: J. Murphy, 600,000 shares; L. Shatsoff, 350,000 shares; R. Sheppard, 260,000 shares; J. Adams, 185,000 shares; C. Hills, 100,000 shares

ITEMS 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company engaged in certain related party transactions in the ordinary course of business during the last fiscal year. See Notes to Financial Statements.

                                  PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion is submitted as a separate Section of this report commencing on page F-1.

     (a) (3) and (c) Exhibit (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.         Description                   Page No.

(3a)           Articles of Incorporation              (a)
(3b)           By-Laws                                (a)
(4)            NA
(9)            NA
(10)           NA
(11)           NA
(12)           NA
(13)           NA
(16)           Change in Certifying Accountant        (b)
(18)           NA
(19)           NA
(21)           Subsidiaries                     Travel Source, Ltd.,
                                                Privilege Enterprises Ltd.
(22)           NA
(23)           NA
(24)           NA
(25)           NA
(28)           NA
(29)           NA

(a) - Filed with Registration Statement on Form S-18 (File 2-96976-D) and incorporated by reference herein.

(b) - Filed with Form 8K dated June 28, 1995

During the quarter ended March 31, 1997, the following Form 8k's were filed:

   January 7, 1997     Acquisition agreement with Muller Media, Inc.
   April 3, 1997       Certified financial statements of Muller Media, Inc.
   April 18, 1997      Stock purchase agreement for acquisition of CyberFax

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DCI TELECOMMUNICATIONS, INC.

Date:     June 25, 1997                 By:
                                        Joseph J. Murphy
                                        President and Chief
                                        Executive Officer,
                                        Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     June 25, 1997
                                        Joseph J. Murphy
                                        President and Chief
                                        Executive Officer, Director

Date:     June 25, 1997
                                        Larry Shatsoff, Director

Date:     June 25, 1997                 /s/Richard Sheppard, Director

Date:     June 25, 1997                 /s/John J. Adams, Director

Date:     June 25, 1997                /s/Carter Hills, Director

Date:     June 25, 1997                /s/Paul Bettencourt, Director

                           FINANCIAL STATEMENTS

                             TABLE OF CONTENTS

                                                            PAGE

DCI Telecommunications, Inc.

Report of Independent Auditor                               F-1

Balance Sheets - March 31, 1997 and 1996                    F-2

Statements of Operations
     Years Ended March 31, 1997 and 1996                    F-3

Statements of Changes in Stockholders' Equity
     Years Ended March 31, 1997 and 1996                    F-4

Statements of Cash Flows
     Years Ended March 31, 1997 and 1996                    F-5(1-2)

Notes to Financial Statements                               F-6 through F-20

                REPORT OF INDEPENDENT CERTIFYING ACCOUNTANT


Shareholders and Board of Directors
DCI Telecommunications, Inc.

We have audited the accompanying consolidated balance sheets of DCI Telecommunications, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of DCI Telecommunications, Inc. as of March 31, 1997 and 1996 and the results of its operations, and its cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 3 the Company has not completed the purchase and sale agreement with R&D Scientific Corporation and the stock purchase agreement with Muller Media Inc.. Although management believes the acquisitions of R&D Scientific Corporation and Muller Media Inc. will occur, no assurance can be given that these acquisitions will occur. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Schnitzer & Kondub, P.C.


Eastchester, New York
June 4, 1997

                          DCI Telecommunications, Inc.
                           Consolidated Balance Sheets

                                                      March 31,
ASSETS                                           1997           1996

Current Assets:
Cash                                          $1,314,081      $42,198
Investments                                      43,575            -
Accounts Receivable                           2,286,430       141,510
Due from shareholders                            14,160        98,503
Prepaid expenses                                 43,088            -
Inventory                                        27,685        27,169
Total Current Assets                          3,729,019       309,380

Property and equipment                          429,419       156,812
Less: accumulated depreciation                  123,296        26,885
Net property and equipment                      306,123       129,927

Investment in
 CardCall International Holdings, Inc.        1,500,000            -
Accounts receivable                           1,114,389            -
Deferred financing costs                        175,242            -
Deposits                                         16,534         5,020

Other Assets - copyright                      1,700,000     1,700,000
    - customer base                             653,752       653,752
    - costs in excess of
        net assets acquired                   1,989,823            -
Less: Accumulated amortization                  450,923       191,547
Net other assets                              3,892,652     2,162,205

Total Assets                                $10,733,959    $2,606,532

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank overdraft                                 $     -       $42,004
Notes and settlements payable                    40,391      198,426
Accounts payable and accrued expenses           252,541      356,656
Participations payable                        1,533,966            -
Income taxes payable                            133,219            -

Total Current Liabilities                     1,960,117      597,086



                                  F-2 (1)

Participations payable                          888,307            -
Long Term Debt                                  180,022       83,655
Deferred Income taxes                           274,179            -
Redeemable, convertible preferred stock $1,000
par and redemption value, 2,000,000 shares
authorized, 1,500 shares issued
and outstanding                               1,500,000            -

Total Liabilities                             4,802,625      680,741

Commitments and Contingencies (Note 11)

Shareholders' Equity:

9.25% cumulative convertible, preferred
stock $100 par value, 5,000,000 shares
authorized, 29,076 shares issued and
outstanding                                    305,000      305,000

Common stock, $.0001 par value,
 500,000,000 shares authorized,
 8,037,368 and 2,405,426 shares issued
 and outstanding                                   804           241
Paid in capital                              6,122,152     1,738,415
Treasury Stock                                     (13)          (29)
Unrealized Capital Loss                         (5,495)
Retained earnings subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated $4,578,587)               (491,114)     (117,836)


 Total Shareholders' Equity                   5,931,334     1,925,791

Total Liabilities and Shareholders' Equity  $10,733,959    $2,606,532



     See Accompanying Notes to Consolidated Financial Statements




                                  F-2 (2)

                              DCI Telecommunications, Inc.
                      Consolidated Statements of Operations

                                               Year Ended March 31,
                                                1997         1996

Net Sales                                   $2,793,948   $1,842,170
Cost of Sales                                1,943,704    1,399,862

Gross Profit                                   850,244      442,308

Selling, General & Administrative              408,810      416,141
Salaries and Compensation                      438,867      383,510
Professional and Consulting Fees                96,880      130,962
Amortization and Depreciation                  277,737      193,059

                                             1,222,294    1,123,672

(Loss) from Operations                        (372,050)    (681,364)


 Other Income and (Expense):
   Interest Expense                            (20,799)     (30,670)
   Interest Income                              19,571          120

                                                (1,228)     (30,550)

  Net (Loss)                                 ($373,278)   ($711,914)

  Net (loss) per common shares                  ($0.07)      ($0.36)


  Weighted average common shares
   outstanding                               4,986,139    1,988,426

   See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
              Consolidated Statements of Stockholders' Equity
                    Years ended March 31, 1997 and 1996

                                                         Unrealized
                                 Added                    Capital
Preferred Stock   Common Stock   Paid in  Treas. Accum.   (Losses)
 Shares Amount   Shares  Amount  Capital  Stock  Deficit    Gains    Total
 ------ -------  ------- ------ --------  -----  -------  --------- -------
Balances, April 1, 1995
 2,750 $265,000 2,115,324 $212 $6,552,188   -- ($3,984,509)     -- $2,832,891

Shares issued for options exercised
    --       --    16,819    2    235,372   --         --       --    235,374

Shares issued for services
11,326       --    46,150    4    298,133   --         --       --    298,137

Shares issued for stock of R&D Scientific
    --       --   106,250   11  1,699,989   --         --       --  1,700,000

Shares canceled - employment contracts
    --       --        --   --   (781,237) (13)        --       --   (781,250)

Shares sold
15,000   40,000   120,883   12    116,972   --         --       --    156,984

Quasi reorganization  - 12/31/95
    --       --        --   -- (6,383,002) (16) 4,578,587       -- (1,804,431)

Net Loss
    --       --        --   --         --   --   (711,914)      --   (711,914)

Balances, March 31, 1996
29,076 $305,000 2,405,426 $241 $1,738,415 ($29) ($117,836)      --  $1,925,791


Shares issued for options exercised
    --       --   678,700  $68   $140,736   --         --       --    $140,804

Shares issued for services
    --       --   176,211   18     93,402   --         --       --      93,420

Shares issued for Stock of Muller Media
    --       -- 1,200,000  120  2,999,880   --         --       --   3,000,000

Shares issued for Stock of Bettencourt and Associates
    --       --     6,897    1     10,344   --         --       --      10,345

Shares sold
    --       -- 3,195,181  319  1,056,104   --         --       --   1,056,423

Shares issued for settlements
    --       --    42,000    4     83,320   --         --       --      83,324

Shares issued for investment in CardCall
    --       --   545,453   54        (54)  --         --       --           0

Shares cancelled
    --       --  (212,500) (21)         5   16         --       --           0

Change in unrealized capital losses
    --       --        --   --         --   --         --   (5,495)     (5,495)

Net Loss
    --       --        --   --         --   --   (373,278)      --    (373,278)

Balances March 31, 1997
29,076 $305,000 8,037,368 $804 $6,122,152 ($13) ($491,114) ($5,495) $5,931,334


See accompanying notes to consolidated financial statements

                         DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows

Cash Flows from Operating Activities:             Year Ended March 31,
                                                     1997       1996
Net Loss                                          ($373,278)  ($711,914)
Adjustment to reconcile net loss to net
cash from (used in) operating activities:
        Depreciation and amortization               277,737    193,059
        Stock issued for services                    11,120    266,671
        Note and Account Settlements               (146,819)   (92,231)
        Accrued Interest                                         5,600
        Loss on property disposition                            30,007

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Investments                                     526
        Accounts Receivable                         362,538   (86,388)
        Inventory                                      (516)    6,006
        Deposits                                    (1,214)    (7,360)
        Prepayments                                (27,623)
        Deferred Financing Costs                  (175,242)

     Increase (Decrease) in:
        Accounts Payable and accrued expenses    (254,928)     85,391
        Contracts Payable                        (319,563)
        Income taxes                              (97,511)
            Total Adjustments:                   (371,495)    400,755
        Net cash from (used in) operating        (744,773)   (311,159)
            activities

Cash flows from (used in) investing activities:
        Additions to property, plant &            (47,720)    (3,595)
           equipment
        Cash acquired with acquisitions           878,586     22,807
        Investment in CardCall                 (1,500,000)
           International
        Investment in Muller Media                 (98,962)
        Net cash (used in) from investing         (768,096)   19,212
           activities

Cash flows from (used in) financing activities:
        Proceeds from stock options                140,804   282,117
        Proceeds from sale of stock              1,056,422   145,000
        Bank overdraft                             (42,004)   11,936
        Payment of notes payable                    (5,492)   (2,454)
        Proceeds from sale of Preferred          1,500,000
            Stock
        Proceeds from notes                                   16,595
        Note payable - shareholder                  15,479   (50,000)
        Due from Shareholders                      119,543   (91,784)
        Proceeds from affilates                               12,043
        Net cash (used in) from financing        2,784,752   323,453
            activities

Net Increase in cash                             1,271,883    31,506
Cash, Beginning of Year                             42,198    10,692
Cash, End of Year                               $1,314,081   $42,198

See Accompanying Notes to Consolidated Financial Statements

                            DCI Telecommunications, Inc.
                     Consolidated Statements of Cash Flows


                                                     Year Ended March 31,
                                                       1997      1996

Supplemental disclosures of cash flow information:

Cash Paid for Interest                               $21,000       $25,000

     Non cash investing and financing transactions:
      Acquisitions by stock issuance:
          R&D Scientific                                        $1,700,000
          Muller Media                            $3,000,000
          Bettencourt and Associates                 $10,345
      Non cash settlements                          $165,624
      Fixed Assets Acquired by Debt                 $107,195


See Accompanying Notes to Consolidated Financial Statements



                                 F-5 (2)

DCI Telecommunications, Inc.
Notes to Consolidated Financial Statements
Years Ended March 31, 1997 and 1996


Note 1.  Organization and Significant Accounting Policies

DCI Telecommunications, Inc. (the "Company") was originally incorporated on February 4, 1985, as ALFAB, Inc. and subsequently became Fantastic Foods International, Inc. ("Fantastic Foods") after a reorganization in 1991. The shareholders of Fantastic Foods International, Inc. at a shareholders meeting on December 30, 1994 approved the acquisition of the assets of Sigma Telecommunications, Inc. in a stock for asset purchase, with Fantastic Foods exchanging four hundred, eighty thousand (480,000) common shares valued at $140,000 for the assets of Sigma Telecommunications, Inc. which totaled $140,000. Concurrent with the merger, the name was changed to DCI Telecommunications, Inc.

On January 5, 1995 the Board of Directors approved the acquisition of certain assets of Sigma Industries, Inc. (Alpha Products) in a stock for asset purchase with DCI exchanging eight hundred, fifty thousand (850,000) common shares valued at $672,400 for the assets of Alpha Products, Inc. which totaled $672,400. The above acquisitions were accounted for using the purchase method of accounting.

The Company's Board of Directors approved a one-for twenty reverse split of its common stock on January 25, 1995, a forty for one split on March 8, 1996 and a one for four hundred reverse split on March 14, 1996.
Accordingly, the financial statements and related footnotes have been restated to reflect these transactions as of April 1, 1995.

In the year ended March 31,1997 the Company acquired The Travel Sources Ltd. , a travel agency, and the assets of Paul Bettencourt Associates
(PEL), a value added marketing card company. (see note 2)

On June 19, 1995, DCI entered into an agreement to acquire the common stock of R&D Scientific Corp. ("R&D"), (a New Jersey Corporation which develops computer software programs) for 106,250 shares (to be adjusted on or before December 31, 1997 for a value of $1,700,000). The shares are to be exchanged subject to the condition that the Company make a cash infusion requirement of $150,000 to R & D. Such shares remain in escrow but are included in outstanding common stock for the years ended March 31, 1997 and 1996. The Company was granted an extension until December 31, 1997 to make the cash infusion of $150,000, required by the agreement, in order to consummate the transaction with R&D. In consideration for the extension, R&D has the right to terminate the purchase and sale agreement at its sole discretion prior to DCI making the cash infusion. As of March 31, 1997, $85,000 of the cash infusion was made by the Company.

The Company's financial statements include the operations of R&D from June 19, 1995, the date of the purchase and sale agreement. The financial statements do not include any adjustments that might result from the termination of the purchase and sale agreement.

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. ("Muller"), (a New York corporation that distributes syndicated programming and motion pictures to the television and cable industry) to acquire 100% of the outstanding common stock of Muller in a stock for stock purchase, with DCI exchanging one million two hundred thousand (1,200,000) shares of common stock for all of the common shares of Muller. The DCI stock was valued at two dollars and fifty cents ($2.50) per share ($3,000,000 in total). The shares of both companies have been deposited with an escrow agent but are included in outstanding common stock for the year ended March 31, 1997 based upon the intention of the Company.


DCI is required to repurchase the shares , for $3,000,000 , if Muller exercises a "put" option which commences on the earlier of 120 days from December 27, 1996, unless an extension is requested by DCI, which Muller cannot unreasonably withhold, or 14 days after DCI has received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. An extension was granted by Muller through July 15, 1997. The selling stockholders also have an option to keep DCI stock or accept up to $3,000,000 in cash from DCI.

The Company's financial statements include the operations of Muller from November 26,1996, the date of the stock purchase agreement. The financial statements do not include any adjustments that might result from the termination of the stock purchase agreement or exercise of the option described above.

In the year ended March 31, 1995, DCI entered into an agreement to purchase Casino Marketing, Inc. In the year ended March 31, 1996, the Company reversed $1,624,500 of the net remaining investment in trademarks associated with Casino Marketing. Since the transaction with Casino
Marketing, Inc. was not consummated, all of the 162,500 shares of stock issued for the trademarks, which had been held in escrow, were returned to the Company and were cancelled. Amortization recorded in the first two quarters of 1996 totaling $117,000 was also reversed.

Quasi Reorganization

At the Annual Meeting of Shareholders on July 26, 1995, the shareholders approved a quasi reorganization of the Company to adjust the carrying value of assets and liabilities to their fair market value. The Company reduced its inventory valuation by $63,182. The accumulated deficit of $4,578,587, at December 31, 1995, the effective date of the reorganization, was eliminated in full and charged to paid in capital. Retained earnings (deficit) starting date is January 1, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (Privilege Enterprises Limited and The Travel Source, LTD.) and R&D Scientific and Muller as if the purchase and sale agreement with R&D Scientific and stock purchase agreement with Muller were completed. Material intercompany balances and transactions have been eliminated in consolidation.

Cash

For purposes of the statement of cash flows, the Company considers cash as cash held in operating accounts and all highly liquid investments with a maturity of three months or less to be cash equivalents.

Cash includes $10,000 which is collateral for a $10,000 letter of credit with a commercial bank that expires April 30, 1998.

The Company maintains its cash balances at several financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances are approximately $840,000 at March 31, 1997.

Inventory

Inventory of $ 27,685, stated at the lower of cost or market (first in, first out), consists of microchips, data acquisition and telecommunications components.



Revenue Recognition

Revenue is recorded when goods are shipped or when services are rendered to the customer. The Company utilizes the direct write off method for valuing accounts receivable.

Revenues and expenses from the distribution of motion pictures and other entertainment events are recognized in accordance with Financial Accounting Standards No. 53. Revenues are recognized upon the commencement of the television and cable station's license period. The related expense incurred in the distribution of motion pictures and other entertainment events is recognized as revenue is earned. The primary expense(cost of sales) incurred in the distribution of motion pictures and other entertainment events is the amount due the producers of the motion pictures (reflected as participations payable in the financial statements).

Investments

The Company accounts for investments under Statement of Financial Accounting Standards No. 115, which requires that fixed maturities and equity securities that have readily determined fair values be segregated into categories based upon the Company's intention for those securities. Equity securities are classified as available for sale and stated at fair value with unrealized gains and losses, net of related deferred income taxes, reported as a separate component of shareholders' equity.

Realized  investment  gains  and  losses, accounted  for  by  the  specific
identification   method,  are  included  in  the  statements   of   income.
Investment income is recognized when earned.

Property and Equipment

Property and equipment is stated at cost. Major additions are capitalized; expenditures for repairs and maintenance are charged against operations. Depreciation is calculated under the straight-line method over the anticipated useful lives of the assets which range from 5 to 7 years.

Copyright

In connection with the purchase and sale agreement with R&D Scientific Corp. on June 19, 1995, the Company acquires a copyright on R&D's Datatron System for tamper proof data acquisition. The copyright is valued at $1,700,000 which is being amortized over ten years. Accumulated amortization at March 31, 1997 was $282,500.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (Goodwill) of $1,989,823 represents the consideration paid in excess of net assets acquired in the Muller Media acquisition. Accumulated amortization at March 31, 1997 was $24, 000. Goodwill is being amortized over 20 years.

Deferred Compensation

Certain officers of the Company received stock options as part of compensation agreements entered into in 1995. The options were exercised in 1995 and the value of the options, based upon quoted market prices of the Company's stock was being amortized over six years, the term of the employment agreement. During the twelve months ended March 31, 1995 the Company issued 125,000 shares of its $.0001 par value common stock for services provided to the Company and under employment contracts.

Subsequent to March 31, 1996, the Company agreed to cancell the options and shares with respect to such employment agreements. This transaction which has the impact of reducing deferred compensation and paid in capital, by $759,550 and $781,237, respectively was recorded as if the event took place as of March 31, 1996. The shares, which are to be cancelled, are shown as treasury stock as of March 31, 1997.

Customer Base

The customer base, of $653,752, relates to the value of the customer list acquired with the asset acquisition of Alpha Products and is being amortized over ten years. Accumulated amortization at March 31, 1997 was $144,423.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company files a consolidated tax return with its subsidiaries. Muller and R& D Scientific file separate tax returns based upon their individual financial results.

Earnings Per Share

Earnings  per  share  are based on the weighted average  number  of  shares
outstanding.   Common stock equivalents have not been considered  as  their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications and Restatements

Certain reclassifications and restatements have been made to prior years financial statements to conform with the current years presentation and to report the acquisition of The Travel Source, LTD as a pooling of interest.

Note 2.  CardCall International Holdings Inc.

In 1997 DCI and CardCall International Holdings Inc. ("CardCall") entered into discussions regarding the combination of the two companies. CardCall, a Delaware corporation, is the parent company of CardCaller Canada Inc., a Canadian corporation, and CardCall(UK) Limited incorporated under the laws of the United Kingdom. CardCall is in the business of designing, developing and marketing, through distributors, prepaid phone cards which provide the cardholder access to long distance service through its switching facility. In February 1997, the Company invested $1,500,000 in CardCall. The Company raised this money through the issuance of DCI convertible preferred stock to certain shareholders of CardCall as described in Note 8.

The investment is represented by two notes receivable of $300,000 and $900,000 payable 120 days after demand. The $300,000 balance of the investment are advances issued to CardCall without any stipulated repayment terms.

Subsequent to March 31, 1997 CardCall agreed to accept DCI's offer to purchase all of the issued and outstanding common shares (8,238,125) and warrants to purchase common shares of CardCall. In connection with this transaction for each 100 shares of common stock of CardCall held by a shareholder, DCI will issue 6 shares of common stock and a warrant to purchase 9 shares of common stock for $4.00 per share on or before February 28, 2001.

In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement for each 100 shares of CardCall held by such shareholder on or before July 31, 1997 at a purchase price of $.20 per share.

Summarized unaudited financial data of CardCall at March 31,1997 and 1996 is as follows:

                                 1997                1996
Net Sales                   $ 6,497,932        $ 4,345,595
Cost of Sales                 6,873,153          3,916,140
Gross Margin                   (375,221)           429,455

Selling, General and          3,398,661          1,940,492
Administrative Expenses

(Loss) from  Operations      (3,773,882)        (1,511,037)
Interest Expense                 42,943             53,446
Net (Loss)                  ($3,816,825)       ($1,564,483)
                               =========          =========
Cash                           $ 165,041         $ 292,121
Accounts Receivable            1,988,677           358,800
Fixed Assets, Net                791,711           512,716
Other Assets                     269,687           192,526
Total Assets                  $3,215,116        $1,356,163
                               =========           ========
Accounts Payable and
   Accrued Expenses           $5,219,530        $1,413,695
Due to Related Parties                 0           363,292
Long-Term Debt                    56,652            92,874
Other Liabilities                107,975            82,727
Total Liabilities            $ 5,384,157       $ 1,952,588
                             ===========        ==========

The financial statements of CardCall were translated from the Canadian dollar , for CardCall Canada Inc. and the British pound for CardCall(UK) Limited to the United States dollar.

Note 3. Acquisitions

R&D Scientific Corporation

On June 19, 1995, DCI entered into an agreement to acquire the common stock of R&D Scientific Corp. (R&D), a New Jersey Corporation, for 106,250 shares (to be adjusted on or before December 31, 1997 for a value of $1,700,000). The shares are to be exchanged subject to the condition that the Company make a cash infusion requirement of $150,000 to R & D. Such shares remain in escrow but are included in outstanding common stock for the years ended March 31, 1997 and 1996. The Company was granted an extension until December 31, 1997 to make the cash infusion of $150,000, required by the agreement, in order to consummate the transaction with R&D. In consideration for the extension, R&D has the right to terminate the purchase and sale agreement at its sole discretion prior to DCI making the cash infusion. As of March 31 1997, $85,000 of the cash infusion has been made.

The Company's financial statements include the operations of R&D from June 19, 1995, the date of the purchase and sale agreement. The financial statements do not include any adjustments that might result from the termination of the purchase and sale agreement. Summarized financial data of R&D Scientific included in the financial statements since June 19, 1995, date of purchase and sale agreement, is as follows:

                                                     March 31,
                                                  1997      1996
     Net Sales                                $ 628,010  $ 544,404
     Cost of Sales                              403,653    352,164
     Gross Profit                               224,357    192,240

     Selling, General and
        Administrative Expenses                 163,518    116,082
     Salaries and Compensation                   90,000     36,567
     Professional Fees                            6,899      2,008
     Depreciation                                 4,744      1,863
                                                265,161    156,520

     (Loss) Income from Operations             ( 40,804)    35,720
     Interest Expense                            15,927     11,249
     Net(Loss) Income                         ($ 56,731)   $24,471
                                                  ======    ======

     Cash                                     $  16,640  $  29,384
     Accounts Receivable                        110,123     90,925
     Fixed Assets, Net                          177,134     89,722
     Other                                        1,770      7,446
     Total Assets                             $ 305,667  $ 217,477
                                                ======      ======

     Accounts Payable and Accrued Expenses    $  40,278  $  68,640
     Bank Note Payable                           38,289     32,077
     Long-Term Debt                             166,006     84,380
     Due to Shareholder                           -0-        7,909
     Total Liabilities                        $ 244,573  $ 193,006
                                                 ======     ======

Three customers accounted for approximately 43% and 49% of sales in 1997 and 1996.

Muller Media, Inc.

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. (Muller), a New York corporation, to acquire 100% of the outstanding common stock of Muller in a stock for stock purchase, with DCI exchanging one million two hundred thousand (1,200,000) shares of common stock for all of the shares of Muller capital stock. The DCI stock was valued at two dollars and fifty cents ($2.50) per share ($3 million in total).

The shares of both companies have been deposited with an escrow agent. DCI must repurchase the shares, if Muller exercises a "put" option which commences on the earlier of 120 days from December 27, 1996, unless an extension is requested by DCI, which Muller cannot unreasonably withhold, or 14 days after DCI has received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. An extension was granted by Muller through July 15, 1997. The selling stockholders have an option to keep DCI stock or accept up to $3,000,000 in cash from DCI. Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition has been accounted for as a purchase.

Summarized financial data of Muller included in the financial statements since November 26, 1996, date of stock purchase agreement, is as follows:
                                                       1997

     Net Sales                                       $ 825,225
     Cost of Sales                                     378,631
     Gross Profit                                      446,594

     Selling, General & Administrative Expenses        119,416
     Salaries and Compensation                         133,361
     Professional Fees                                  23,348
     Depreciation                                        2,106
                                                       278,321
     Income from Operations                            168,273
     Interest Income                                    18,313
     Net Income                                      $ 186,586
                                                        ======
     Cash                                            $ 936,973
     Accounts Receivable                             2,095,375
     Investments                                        43,575
     Fixed Assets, Net                                  26,608
     Long-Term Accounts Receivable                   1,114,389
     Other                                              33,645
     Total Assets                                  $ 4,250,565
                                                       =======
     Accounts Payable and Accrued Expenses         $   136,141
     Participations Payable - Current                1,533,966
     Income Taxes                                      132,819
     Participations Payable - Long-Term                888,307
     Deferred Income Taxes                             274,179
     Total Liabilities                              $2,965,412
                                                      =======
     Four customers accounted for approximately  59% of sales in 1997 .

Privilege Enterprises Limited

On November 5, 1996, DCI acquired the assets of Paul Bettencourt Associates in exchange for 6,897 shares of DCI stock valued at approximately $10,000. Privilege Enterprises Limited ("PEL") a New Hampshire corporation, was formed by the Company to continue the business of Bettencourt and Associates. The acquisition has been accounted for as a purchase. PEL is in the business of value added card based and other marketing programs.

The Travel Source, LTD.

On March 25 ,1997 the Company issued 29,412 shares of common stock for all of the outstanding shares of The Travel Source LTD. ("Travel Source") a travel agency. The acquisition has been accounted for as a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Travel Source for all periods presented. Since Travel Source was acquired on March 25,1997, all operations were considered prior to date of acquisition. Net sales and net
(loss) earnings of the separate companies are as follows:

                                Years ended March 31,
                                  1997         1996
     Net Sales:
     DCI                     $ 1,705,235    $ 814,016
     Travel Source             1,088,713    1,028,154
     Combined                $ 2,793,948  $ 1,842,170
                                ========     ========
     Net(Loss) Earnings:
     DCI                      ($ 390,679)  ($ 717,353)
     Travel Source                17,401        5,439
     Combined                 ($ 373,278)  ($ 711,914)
                                ========     ========

Note 4. Pro Forma Financial Information (Unaudited)

The following table summarizes the unaudited pro forma results of operations of the Company for the fiscal years ended March 31, 1997 and 1996, assuming the acquisitions of CardCall, R&D, Muller, PEL and Travel Source had occurred on April 1, 1995. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1995 or of future results of operations.


                                 1997         1996
Net Sales                    $12,492,440  $ 7,905,300
Cost of Sales                 10,994,141    6,278,948
Gross Margin                   1,498,299    1,626,352
Selling, General and
   Administrative Expenses     5,504,727    4,133,439
(Loss) from  Operations       (4,006,428)  (2,507,087)
Interest Income                   49,205       40,149
Interest Expense                 (63,742)     (86,116)
Net (Loss)                  ($ 4,020,965) ($2,553,054)

(Loss) per Share                  ($ .29)      ($ .22)

Cash                         $ 1,479,122  $ 1,327,191
Accounts Receivable            5,389,496    2,149,381
Fixed Assets, Net              1,097,834      675,930
Intangible Assets              5,392,652    2,162,205
Other Assets                     589,971      400,977
Total Assets                 $13,949,075  $ 6,715,684
                               =========     ========
Accounts Payable and         $ 7,894,344  $ 3,201,400
    Accrued Expenses
Income Taxes                     407,398      386,231
Due to Related Parties                 -      363,292
Long-Term Debt                   236,624      176,529
Other Liabilities                148,366      323,157
Total Liabilities            $ 8,686,732  $ 4,450,609
                                ========     ========

Note 5. Common Stock

During the year ended March 31,1997 the Company raised approximately $1,056,000 in cash by issuing 3,195,181 common shares under Regulation 504 and 505 of the securities act.

In the year ended March 31, 1995, the Company established an incentive stock option plan reserving 10,000,000 shares of common stock for certain employees, officers and directors. The exercise price must be at least the fair market value of the stock on the date of the grant, and the term of each option granted will not be more than ten years from the date of the grant. Where options are granted to stockholders owning more than 10% of the outstanding common stock, the exercise price must be at least 110% of the fair market value of the stock, and the term is limited to 5 years. The Company has placed an annual limit on options of $100,000 per calendar year for each employee. To the extent that the above limit is not used in any calendar year, 50% of the excess for an individual may be carried over for up to three years. Summarized information regarding stock options outstanding and exercisable at March 31,1997 is as follows:

                            Number of shares      Average price
Outstanding at April 1,1995         -0-                -0-
Granted                           114,819           $   .70
Exercised                         (16,819)          $  1.40
Outstanding at March 31,1996       98,000           $   .58
Granted                         3,450,000           $   .19
Exercised                        (678,700)          $   .19
Outstanding at March 31,1997    2,869,300           $   .20
                                ========

Note 6. Investments

At March 31, 1997, the Company has classified all of its equity securities as available-for-sale and, accordingly, has reported the securities at approximate market value, with unrealized gains and losses, net of applicable income taxes, excluded from operations and reported as a separate component of stockholder's equity as follows:

     Marketable securities, at cost          $ 49,070
     Unrealized loss                            5,495
     Market value                            $ 43,575
                                               ======
Marketable  securities  consist  of   bond  mutual  funds.   No  sales   of
securities took place during the year ended March 31, 1997.

Note 7. Accounts Receivable

Included in the 1997 trade receivables are contracts receivable of Muller totaling $ 2,074,375. Muller also has media contracts receivable with payment terms over one year totaling $1,114,389. In addition, Muller has license agreements totaling approximately $1,494,000 whose license period will begin after March 31, 1997, and therefore, not reflected in the financial statements. One of Muller Media's major producers has a security interest in certain contracts totaling $1,965,600 as of March 31, 1997.

Note 8.  Preferred Stock

The Company has authorized but unissued shares of non-voting preferred stock which may be issued in series with such preferences as determined by the Board of Directors. At March 31, 1997, and 1996 the following issues of preferred stock were outstanding:

Series C

On February 18,1997 the Company issued $1,500,000 of Series C non -voting convertible preferred shares repayable on February 28, 1999. The shares are convertible to common stock 60 days from the issue date at the lesser of $2.75 per share or 75% of the average closing bid price of the common stock for the 5 days prior to conversion. If the conversion takes place 90 days after the issue date, the shares are convertible to common stock at the lesser of $2.75 or 70% of the average closing bid price of the common stock for the 5 days prior to conversion. In connection with this offering, 545,455 common shares were placed with an escrow agent to facilitate any conversions. In addition, 140,000 warrants exercisable at $3.625 for a period of three years from the issue date were granted to these preferred shareholders.

DCI may repurchase the common stock issuable under the preferred stock agreement described above within 90 days from date of issue at a price of $3.67 per share or the average closing bid price of the common stock for the 5 days prior to conversion.

Series A
The holders of the preferred shares are entitled to receive dividends at 9.25% per annum at the time legally available. Such dividends are cumulative from the date of purchase of the stock. The preferred shares are non-voting and in the event of liquidation of the Company the preferred shareholders are entitled to payment of an amount equal to par value of the preferred shares before any distribution to other shareholders. The preferred shares may be converted at the option of the holder, into 1/3 share of common stock for each share of preferred stock through January 1, 1997. Upon conversion shareholders are entitled to receive payment of any accrued but unpaid dividends except for the final calendar quarter prior to conversion.

During the year ended March 31, 1996, the Company sold 15,000 shares of Series A preferred stock for $40,000, and issued 11,326 shares of Series A preferred stock for services rendered the Company.

There are no stated redemption terms associated with the Company's preferred stock. No preferred stock dividends have been declared or paid in the years ended March 31, 1997 and 1996.

Note 9.  Long Term Debt

Long-term debt consists of the following:
                                                             March 31,
                                                        1997        1996

Mortgage with a bank on an office condominium owned
by R&D Scientific. The mortgage note bears interest
at the bank's prime rate plus 2% adjusted annually
with a lifetime cap of 16%. The note is payable in
monthly installments of principal and interest of
$833 with a balloon payment for the balance of the
note due in April 2020.                              $  82,807   $ 84,380

Mortgage with a bank on an office condominium owned by
R&D Scientific. The mortgage note bears interest at
10.51%. The note is payable in monthly installments
of principal and interest of $803 and is due in
March 2022.                                            84,883        -0-

Equipment financing note bearing interest at 17.17%
secured by the equipment purchased, payable in
monthly installments of $132 due in March, 2000.        3,620        -0-

Equipment financing note bearing interest at 17.17%
secured by the equipment purchased, payable in
monthly installments of $661 due in December, 1999.    16,875        -0-

                                                      188,185     84,380
less current portion oflong-term debt                   8,163        725

                                                   $  180,022    $83,655
                                                     ======        ======

Aggregate annual principal payments are as follows;

1998 $8,163: 1999 $9,667: 2000, $8,300: 2001, $2,304: 2002,$2,632 :  2003
and thereafter $157,119.

Note 10.  Related Party Transactions

During the year ended March 31, 1996, certain officers and shareholders made cash advances to the Company. $7,909 of the advances remain unpaid at March 31, 1996 and are included in accounts payable.

Also, during the years ended March 31, 1997 and 1996, the Company made payments for liabilities on behalf of certain officers and shareholders. These payments are being repaid to the Company primarily by cash payments and salary reductions. The amount due from the officers and shareholders was $14,160 and $98,503, at March 31, 1997 and March 31, 1996,
respectively.

Note 11.  Commitments and Contingencies

(a)  Leases

The Company is presently negotiating several operating lease agreements for office space. Aggregate annual minimum future rental payments under current leases are $ 66,264, in 1998: $ 45,000, in 1999: and $ 11,250, in 2000.
Rent expense was $92,867 and $37,464, in the years ended March 31, 1997 and 1996, respectively.

(b)  Employment Agreements

The Company has employment contracts with certain key employees which provide for minimum annual compensation of $388,000 in 1998 and 1999, plus annual increases based on the consumer price index.

(c)  Litigation

On April 21, 1995 the Company was sued for $81,000 by Podoll & Podoll PC, former counsel to Fantastic Foods International, Inc., DCI's predecessor. The suit alleges failure to pay on a Fantastic Foods note dated February 13, 1993 in the principal amount of $60,000 with interest at 10% per annum. On November 7, 1995, the District Court issued a summary judgment in favor of Podoll & Podoll for $60,000 plus $27,459 accrued interest, with interest continuing to accrue at 18% until paid. In April 1996, Podoll & Podoll had seized certain assets of the Company's office furniture and equipment with a book value of approximately $30,000 which was recognized as a loss in the 1996 financial statements. This litigation was settled in the year ended March 31,1997 by the assumption of the debt by the chief executive officer of the Company. As of May 31, 1997, $65, 000 of the debt was paid.

In addition to the aforementioned litigation, the Company is party to legal actions arising during the normal course of business.

In the opinion of management, the ultimate outcome of the above litigation will have no material effect on the financial position of the Company.

(d) Common and Preferred Stock

During the fiscal years ended March 31, 1996 and 1997, the Company issued shares of its common and preferred stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4 (2), thereof for offerings not involving a public offering.

 (e) Letter of credit

The Company has a $10,000 letter of credit with a bank for purposes of doing business as a travel agent with the airlines. The letter of credit expires in April of 1998 and is secured by $10,000 in a savings account.

Note 12.  Notes and Settlements  Payable

     Amounts due at March 31, 1997 and 1996   consist of the following:

                                                    1997         1996

     Current portion of long-term debt            $ 8,163        $ 725

     Note payable - stockholder                        -0-      50,000
     In connection with a judgment of $119,000 against the Company for liability incurred while it was operating as Fantastic Foods. The Company entered into a settlement agreement to pay the claimant $80,000 and issue 60,000 shares of common stock. In the year ended March 31,1997 an additional
      40,000 common shares were issued to settle the judgment.

     Note payable - Vendor                             -0-      87,578
     This represents a judgment of $60,000 against the Company for liability incurred while it was operating as Fantastic Foods. The amount includes interest and costs of $27,578 which is accruing at 18% per annum. This judgment was settled in the year ended
     March 31,1997 by the assumption of the debt by the chief executive officer of the Company

     Note Payable - Bank                            32,228      32,077
     Amount outstanding at March 31, 1996 under a $50,000 line of credit of R&D Scientific bearing interest at 10.42%. The line of credit is secured by the assets of R&D Scientific and is personally guaranteed by a shareholder and officer of R&D Scientific.

     Settlement of claims for compensation
     and expense reimbursement by former
     employees and affiliated persons                 -0-      28,046

                                                $  40,391   $ 198,426
                                                   ======      ======

Note  13. Employee Benefit Plans

The Company and its subsidiaries and R & D Scientific, do not have employee pension plans. Muller maintains a defined contribution plan for its employees. Pension expense was $10,000 since the date of the stock purchase agreement with Muller.

Note 14.  Property and Equipment

Property and equipment consist of:

                                                       March 31,
                                                     1997       1996
     Buildings                                   $ 182,410    $ 91,585
     Computer Equipment and Software                87,348      49,804
     Furniture and Fixtures                        159,661      15,423
                                                   429,419     156,812
     Accumulated Depreciation                    (123,296)    ( 26,885)

                                                 $306,123     $129,927
                                                    ======     ======

Note 15.  Income Taxes

In February 1992, the Financial Accounting Standards Board issued SFAS 109, effective for fiscal years beginning after December 15, 1992 with early adoption encouraged. This statement established financial accounting and reporting standards for the effect of deferred income taxes using the liability approach as compared to the concept of matching tax expense to pre-tax income (deferred method) required under previous accounting standards. In addition, under previous accounting standards, the tax benefit of utilizing operating loss carryforwards was reflected as an extraordinary item.

Deferred tax assets and liabilities are determined utilizing the enacted tax rates applicable to the period the temporary differences are expected to be paid or recovered. Accordingly, the current period tax provision can be affected by the enactment of new tax rates. The statement requires a valuation allowance reducing the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. DCI and its wholly-owned subsidiaries has a net operating loss carryforward of approximately $ 1,310,000 as of March 31,1997 which expires through 2012. A deferred tax benefit has not been recorded with respect to the net operating loss carryforward.

The deferred tax liability reported on the accompanying balance sheets apply to Muller Media, Inc. For income tax reporting Muller uses the installment method of accounting. This method recognizes revenue and the related expense over the installments paid by the television stations to Muller, usually over twelve to thirty six months. Deferred income taxes have been recorded for the excess of financial statement income over taxable income.

Note 16.  Segment Information

The following table shows sales , operating (loss) earnings and other financial information by industry segment for the year ended March 31,1997. The Company operated only in the technology segment in the year ending March 31, 1996.


                  Media    Consumer    Technology  Corporate  Consolidated
Sales           $825,225   $1,123,69   $845,026         0        $2,793,948
Operating(Loss) $168,273    ($54,293)  ($25,772)   ($460,258)     ($372,050)
  Earnings
Identifiable
  Assets       $6,216,38     $95,481  $2,318,666  $2,103,424    $10,733,959
Depreciation     $ 2,106       $ 352     $ 6,594     $ 9,309       $ 18,361
Capital
  Expenditures         0     $17,141    $114,833     $23,851       $155,825

The Company's operations are classified into three business segments as follows:

Media - Includes the national distribution and syndication of feature films and programs to the broadcast and cable T.V. industry.

Technology - Includes the design and production of tamperproof software used in the healthcare industry.

Consumer - Includes the distribution of value added consumer discount cards and a travel agency.

In the Media segment four customers accounted for approximately 59% of sales in 1997 and five customers comprise approximately ($2,123,000) 67% of accounts receivable at March 31,1997.

In the Technology segment three customers accounted for approximately 43% and 49% of sales in 1997 and 1996.

Note 17.  Subsequent Events

On April 9,1997 the Company acquired , for 400,000 shares of common stock, all of the outstanding shares of CyberFax, Inc., a Canadian corporation engaged in the business of providing real time fax capabilities on the Internet.

On April 23,1997 the Company acquired, all of the outstanding shares of Crossmain Ltd., a British corporation, for 4,285,714 options to purchase common stock over a two year period subject to certain earning provisions to be obtained by Crossmain. Crossmain is engaged in the business of providing long distance telecommunications throughout Europe via a private leased line network which is the least expensive method of establishing a telecommunications presence in the European market. Crossmain was renamed DCI UK Ltd.