Form 10QSB
period 1997-06-30
DCI TELECOMMUNICATIONS INC
filed 1997-08-19
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
   June 30, 1997                                     2-96976-D
-----------------------                         ------------------

                      DCI TELECOMMUNICATIONS, INC.
       (Exact Name of Registrant as specified in its charter)

             COLORADO                            84-1155041
          ---------------                  -----------------------
   (State or other jurisdiction          (IRS Employer Identification
  of incorporation or organization)               Number)


           611 Access Road, Stratford, Connecticut  06497
     -------------------------------------------------------------
           (Address and zip code of principal executive offices)


                              (203) 380-0910
                            -----------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
        10,009,244             Common Stock,       August 14, 1997
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet June 30, 1997                          3

       Statements of Operations
        Three Months Ended June 30, 1997 and 1996           4

       Statements of Cash Flow
        Three Months Ended June 30, 1997 and 1996           5

       Notes to Unaudited Financial Statements
        June 30, 1997                                       6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9

PART II
       Other Information                                    11

       Signatures                                           13

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                             (unaudited)

                                                          June 30,
          ASSETS                                            1997

Current Assets:
    Cash                                                 $1,082,158
    Investments                                              43,575
    Accounts Receivable                                   3,831,400
    Prepaid expenses                                        213,811
    Inventory                                               221,355
                                                          ---------
Total Current Assets                                      5,392,299

Property and Equipment                                    1,516,321
    Less: Accumulated depreciation                          585,997
                                                          ---------
Net property and equipment                                  930,324
                                                          ---------

Accounts receivable                                         664,163
Deferred financing costs                                    139,727
Deposits                                                    113,629

Other Assets   - copyrights                               1,700,000
               - customer base                              653,752
               - costs in excess of net assets acquired   6,605,650
                                                          ---------
                                                          8,959,402
Less: Accumulated amortization                              533,767
                                                          ---------
Net other assets                                          8,425,635
                                                          ---------
Total Assets                                            $15,665,777
                                                        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Due to Shareholders                                  $  388,139
    Notes and settlements payable                           313,431
    Accounts payable and accrued expenses                 4,865,486
    Participations payable                                1,505,604
    Income Taxes Payable                                    194,929
                                                         ----------
Total Current Liabilities                                 7,267,589

Participations payable                                      688,481
Long Term Debt                                              646,074
Deferred Income Taxes                                       248,202
Redeemable, convertible preferred stock $1,000 par and
  redemption value, 2,000,000 shares authorized, 1,302
  shares issued and outstanding                           1,302,000

Total Liabilities                                        10,152,346

Commitments and Contingencies (Note 11)

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 5,000,000 shares authorized,
      29,076 shares issued and outstanding;                305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        9,003,074 shares issued
        and outstanding                                        900
    Paid in capital                                      5,634,244
    Treasury Stock                                             (13)
    Unrealized Capital Loss                                 (5,495)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                             (421,205)
                                                         ---------
Total Shareholders' Equity                               5,513,431
                                                         ---------
Total Liabilities and Shareholders' Equity             $15,665,777
                                                       -----------

         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                             (unaudited)

                                       Three Months Ended
                                            June 30,
                                      1997           1996

  Net Sales                        $3,387,462      $ 540,404
  Cost of Sales                     2,181,946        378,787
                                   ----------      ---------
    Gross Profit                    1,205,516        161,617

 Selling, General &
  Admin. Expenses                     500,517        106,487
 Salaries and
  Compensation                        378,376        100,176
 Amortization &
  Depreciation                        117,027         61,236
 Professional and
    Consulting Fees                   112,615         23,189
                                    ---------       --------
                                    1,108,535        291,088

 Income (Loss)
   from Operations                     96,981       (129,471)

Other Income and (Expense):
  Interest Expense                    (39,022)        (7,127)
  Interest Income                      11,950             94

  Net Income(Loss)                     69,909       (136,504)

  Net Income(Loss)
   per common share                     $0.01         ($0.04)

  Fully Diluted Income (Loss)
   per common share                    ($0.00)        ($0.04)

  Weighted average common
   shares outstanding               8,915,937      3,389,051

     See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                             (unaudited)

                                               Three Months Ended
                                                   June 30,
Cash Flows from Operating Activities:          1997          1996

Net Income (Loss)                           $ 69,909      ($136,504)
                                            --------      ---------
Adjustment to reconcile net income
(loss) to net cash provided by (used in)
 operating activities:
        Depreciation and amortization        117,027         61,236
        Stock issued for services                800

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts & Contracts Receivable     (217,726)         5,905
        Inventory                             24,915
        Deposits & Prepayments               (75,447)         1,164
        Deferred Financing Costs              35,515

     Increase (Decrease) in:
        Accounts & Contracts Payable        (328,951)      (136,543)
        Accrued Expenses                    (433,000)           645
        Income taxes                          35,733
                                            --------       --------
           Total Adjustments:               (841,134)      ( 67,593)
                                            --------       --------
        Net cash provided by (used in)
              operating activities          (771,225)      (204,097)
                                            --------       --------

Cash flows from (used in) investing activities:
        Additions to property,
          plant & equipment                 ( 11,359)       (11,514)
        Cash acquired with acquisition       110,629
                                            --------       --------
        Net cash provided by (used in)
          investing activities                99,270        (11,514)
                                            --------       --------

Cash flows from (used in) financing activities:
        Advances from (to)shareholders       373,979       ( 35,639)
        Proceeds from sale of
             stock & options                  68,077        368,514
        Bank overdraft                                      (36,724)
        Payment of notes payable             ( 2,024)        (3,555)
                                            --------       --------
        Net cash provided by (used in)
            financing activities             440,032        292,596
                                            --------       --------

Net Increase (Decrease) in cash             (231,923)        76,985

Cash, Beginning of Year                    1,314,081         32,073
                                           ---------       --------

Cash, End of Period                       $1,082,158       $109,058


                                              Three Months Ended
                                                     June 30,
                                             1997           1996

Supplemental disclosures of cash flow information:

Non cash investing and financing transactions:
     Acquisition by stock issuance:
        CardCall International           $3,600,722
     Non cash settlements                  $ 40,000


     See Accompanying Notes to Consolidated Financial Statements

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements June 30, 1997

NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassification of prior year numbers have been made to conform to the current years presentations and to report the acquisition of The Travel Source, Ltd. as a pooling of interest.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (CardCall International, CyberFax Inc., Privilege Enterprises Limited and The Travel Source, Limited)and R&D Scientific and Muller Media as if the purchase and sale agreement with R&D Scientific and stock purchase agreement with Muller were completed. Material intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-K filed for the year ended March 31, 1997.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

NOTE 2. CardCall International Holdings Inc.
--------------------------------------------

In 1997 DCI and CardCall International Holdings Inc. ("CardCall") entered into discussions regarding the combination of the two companies. CardCall, a Delaware corporation, is the parent company of

CardCaller Canada Inc., a Canadian corporation, and CardCall(UK) Limited incorporated under the laws of the United Kingdom. CardCall is in the business of designing, developing and marketing, through distributors, prepaid phone cards which provide the cardholder access to long distance service through its switching facility. In February 1997, the Company invested $1,500,000 in CardCall. The Company raised this money through the issuance of DCI convertible preferred stock to certain shareholders of CardCall.

Subsequent to March 31, 1997 CardCall agreed to accept DCI's offer to purchase all of the issued and outstanding common shares (8,238,125) and warrants of CardCall. In connection with this transaction for each 100 shares of common stock of CardCall held by a shareholder, DCI will issue up to 6 shares of common stock (subject to certain conditions upon conversion of Series C Preferred Stock) and a warrant to purchase 9 shares of common stock for $4.00 per share on or before February 28, 2001.

In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement for each 100 shares of CardCall held by such shareholder on or before July 31, 1997 at a purchase price of $.20 per share. Such options expire on April 30, 2002.

NOTE 3.  Acquisition of R&D Scientific Corp.
--------------------------------------------

On June 19, 1995, DCI entered into an agreement to acquire the common stock of R&D Scientific Corp. (R&D), a New Jersey Corporation, for 106,250 shares (to be adjusted on or before December 31, 1997 for a value of $1,700,000). The shares are to be exchanged subject to the condition that the Company make a cash infusion requirement of $150,000 to R & D. Such shares remain in escrow but are included in outstanding common stock for the period ended June 30, 1997. The Company was granted an extension until December 31, 1997 to make the cash infusion of $150,000, required by the agreement, in order to consummate the transaction with R&D. In consideration for the extension, R&D has the right to terminate the purchase and sale agreement at its sole discretion prior to DCI making the cash infusion. As of June 30 1997, $90,000 of the cash infusion has been made.

The Company's financial statements include the operations of R&D from June 19, 1995, the date of the purchase and sale agreement. The financial statements do not include any adjustments that might result from the termination of the purchase and sale agreement.


NOTE 4.  Acquisition of Muller Media, Inc.
------------------------------------------

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

The shares of both companies have been deposited with an escrow agent. DCI must repurchase the shares, if Muller exercises a "put" option which commences on the earlier of 120 days from December 27, 1996, unless an extension is requested by DCI, which Muller cannot unreasonably withhold, or 14 days after DCI has received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. An extension was granted by Muller through December 31, 1997. The selling stockholders have an option to keep DCI stock or accept up to $3,000,000 in cash from DCI. Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition has been accounted for as a purchase.

NOTE 5.  Common and Preferred Stock
-----------------------------------

During  the  three  months ended June 30, 1997, the  holders  of  198 shares of Series C Convertible Preferred Stock elected to convert into common shares, resulting in the issue of 115,126 common shares. In addition, options to purchase 370,000 common shares were exercised during the quarter.

               Management's Discussion and Analysis of
           Financial Condition and Results of  Operations

Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the three months ended June 30, 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company, since its recent acquisitions, operates predominantly in the telecommunications industry providing a broad range of communication service. The Company's services include long distance, cellular as well as Internet connections. Through continued investments and fiscal 1997 business acquisitions, the Company has expanded its business into rapidly developing markets.

Recent Acquisitions
-------------------

The acquisition of CardCall International and CyberFax in the quarter ended June 30, 1997 were accounted for under the purchase method of accounting under both U.S. and United Kingdom generally accepted accounting principles. The Company believes that CardCall
International, operating with the combined networks, financial resources, management, personnel and technical expertise of the Company, CyberFax and DCI UK Limited, will be better able to capitalize on the world wide growth opportunities in the telecommunications industry. In addition, the Company expects these companies will be able to derive significant advantages from the more efficient utilization of their combined assets, management and personnel.

Liquidity and Capital Resources
-------------------------------

On December 30, 1994 and January 5, 1995 the Company acquired the assets of Sigma Telecommunications and Alpha Products through the issue of 1,330,000 shares of common stock, and renamed the Company DCI Telecommunications, Inc. The liabilities remaining from the former Fantastic Foods International, Inc. at acquisition left the Company with negative working capital and little financing capability. In June 1995 the Company acquired R&D Scientific and in November 1996 acquired Muller Media, both through the issue of common stock. The acquisitions, particularly Muller Media, greatly improved the Company's financial position and at March 31, 1997 the current ratio was a positive 1.9 to 1 and cash on hand was $1,300,000. However, with the acquisition of CardCall International in the quarter ended June 30, 1997, the Company's current ratio dropped to a negative position.

Cash used in operations was $771,000 in the three months ended June 30, 1997. The Company was able to partially overcome this shortfall by proceeds from the exercise of stock options, and advances from stockholders totaling $440,000.

While CyberFax had limited operations during the quarter, it has secured nine contracts in four countries for its real time fax to fax transmission packages. CardCall UK is expanding its distribution network to vending machines and CardCaller Canada is embarking on a prepaid cellular phone program. All of these programs will require significant cash to finance the expansion plans.

The Company is continuing to pursue long-term financing for its acquisition and expansion program. However, no assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms. The ability to finance all new and existing operations will be heavily dependent on external sources.

Consolidated Results of Operations
----------------------------------

All of the variances in the results of operations are predominantly due to the addition of CardCall International in the quarter ended June 30, 1997.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 12.

ITEM 6 - Exhibits and Reports on Form 8K

On April 18, 1997 the Company filed a Form 8K which described the acquisition of CyberFax Inc.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: August 19, 1997             By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                    By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer