Form 10QSB
period 1997-09-30
DCI TELECOMMUNICATIONS INC
filed 1997-11-14
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
   September 30, 1997                              2-96976-D
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
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
        13,266,652             Common Stock,       November 13, 1997
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet September 30, 1997                               3

       Statements of Operations
        Three and Six Months Ended September 30, 1997 and 1996        4

       Statements of Cash Flow
        Six Months Ended September 30, 1997 and 1996                  5

       Notes to Unaudited Financial Statements
        September 30, 1997                                            6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 9

PART II
       Other Information                                              13

       Signatures                                                     15

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                        September 30,
          ASSETS                                            1997

Current Assets:
    Cash                                                 $1,335,655
    Investments                                              43,575
    Accounts Receivable                                   3,565,280
    Due from SmarTalk                                     9,000,000
    Prepaid expenses                                         88,107
    Inventory                                               184,145
                                                          ---------
Total Current Assets                                     14,216,762

Property and Equipment                                    1,320,469
    Less: Accumulated depreciation                          692,209
                                                          ---------
Net property and equipment                                  628,260
                                                          ---------

Accounts receivable                                         419,447
Deposits                                                     25,788

Other Assets   - copyrights                               1,700,000
               - costs in excess of net assets acquired   4,843,763
                                                          ---------
                                                          6,543,763
Less: Accumulated amortization                              439,500
                                                          ---------
Net other assets                                          6,104,263
                                                          ---------
Total Assets                                            $21,394,520
                                                        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Loans from Shareholders                              $  285,286
    Notes and settlements payable                            79,952
    Accounts payable and accrued expenses                 4,659,028
    Participations payable                                1,596,332
    Income Taxes Payable                                     63,792
                                                         ----------
Total Current Liabilities                                 6,684,390

Participations payable                                      469,251
Long Term Debt                                              460,319
Deferred Income Taxes                                       386,835
Redeemable, convertible preferred stock $1,000 par and
  redemption value, 2,000,000 shares authorized, 1,760
  shares issued and outstanding                           1,760,000

Total Liabilities                                         9,760,795

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 5,000,000 shares authorized,
      29,076 shares issued and outstanding;                305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        10,970,972 shares issued and outstanding             1,097
    Paid in capital                                     10,506,253
    Treasury Stock                                             (13)
    Unrealized Capital Loss                                 (5,493)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                              826,881
                                                         ---------
Total Shareholders' Equity                              11,633,725
                                                         ---------
Total Liabilities and Shareholders' Equity             $21,394,520
                                                       -----------

         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                              Three Months Ended      Six Months Ended
                                 September 30,          September 30,
                              1997         1996       1997         1996

  Net Sales                $2,057,892  $  509,661  $4,616,582 $1,050,065
  Cost of Sales             1,890,481     408,040   3,850,511    786,827
                           ----------   ---------   --------- ----------
    Gross Profit              167,411     101,621     766,071    263,238

 Selling, General &
  Admin. Expenses             294,049      60,101     711,302    166,589
 Salaries and
  Compensation                505,261     106,880     716,150    207,056
 Amortization &
  Depreciation                 53,043      62,607     158,672    123,843
 Professional and
    Consulting Fees           168,842      48,003     270,963     71,191
                            ---------    --------   --------- ----------
                            1,021,195     277,591   1,857,087    568,679

 Income (Loss)
   from Operations           (853,784)   (175,970) (1,091,016) (305,441)

Other Income and (Expense):
  Interest Expense            (44,828)     (3,615)    (76,541)  (10,648)
  Interest Income             180,230          --     192,180        --
                            ---------  ----------   --------- ---------
                              135,402      (3,615)    115,639   (10,648)

  Net (Loss) - Continuing
               Operations    (718,382)   (179,585)   (975,377) (316,089)


Loss from discontinued computer
  board operations           (526,178)               (558,958)

Sale of discontinued operation -
  prepaid phone card -
  UK segment                3,078,421               3,078,421

Discontinued prepaid phone
  card segment - U.K.        (585,775)               (226,091)

  Net Income (Loss)         1,248,086    (179,585)  1,317,995 (316,089)

  Net Income (Loss)
   per common share             $0.12      ($0.05)      $0.13   ($0.08)

Fully diluted Net
  Income (Loss) per share       $0.09      ($0.05)      $0.10   ($0.08)

  Weighted average common
   shares outstanding      10,730,520  3,910,553   9,923,048 3,835,098

     See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Nine Months Ended
                                                 September 30,
Cash Flows from Operating Activities:          1997          1996

Net Income (Loss)from operations           ($ 975,377)     ($316,089)
Loss from discontinued computer
 board operations                            (558,958)
Loss from discontinued prepaid phone
 card segment - UK                           (226,091)
Gain on sale of discontinued prepaid
 UK segment                                 3,078,421
                                            --------      ---------
Net Income (Loss)                           1,317,995     ( 316,089)

Adjustment to reconcile net income
(loss) to net cash provided by (used in)
 operating activities:
        Gain on contract assignment        (3,078,421)
        Unamortized customer base             492,985
        Depreciation and amortization         256,944        123,843
        Stock issued for services                 800         10,335
        Non-cash settlements                                 (43,235)

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts & Contracts Receivable      274,936        (22,937)
        Inventory                             61,767           (277)
        Deposits & Prepayments               (38,858)        (1,164)

     Increase (Decrease) in:
        Accounts & Contracts Payable      (1,155,027)      (106,171)
        Income taxes                          43,229
                                            --------       --------
           Total Adjustments              (3,141,645)      ( 39,606)
                                            --------       --------
        Net cash provided by (used in)
              operating activities        (1,823,650)      (355,695)
                                            --------       --------

Cash flows from (used in) investing activities:
        Additions to property,
          plant & equipment                   (8,503)       (16,857)
        Cash acquired with acquisition       110,259
        Acquisition costs                    (15,735)
                                            --------       --------
        Net cash provided by (used in)
          investing activities                86,021        (16,857)
                                            --------       --------

Cash flows from (used in) financing activities:
        Advances from (to)shareholders       370,696       ( 57,991)
        Proceeds from sale of
             stock & options               1,388,507        534,674
        Bank overdraft                                      (42,004)
        Payment of notes payable                            (37,184)
                                            --------       --------
        Net cash provided by (used in)
            financing activities           1,759,203        397,495
                                            --------       --------

Net Increase (Decrease) in cash               21,574         24,943

Cash, Beginning of Year                    1,314,081         32,073
                                           ---------       --------

Cash, End of Period                       $1,335,655       $ 57,016


                                                Six Months Ended
                                                  September 30,
                                             1997           1996

Supplemental disclosures of cash flow information:

Non cash investing and financing transactions:
     Acquisition by stock issuance:
        CardCall International           $7,518,357
        CyberFax                         $1,000,000
     Non cash settlements                  $ 40,000       $ 151,900
     Stock subscriptions receivable                       $  58,384
     Disposition of prepaid phone
       segment                          ($5,700,000)

     See Accompanying Notes to Consolidated Financial Statements

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements September 30, 1997

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (CardCall International, DCI UK Limited, CyberFax Inc., Privilege Enterprises Limited and The Travel Source, Limited)and R&D Scientific and Muller Media as if the purchase and sale agreement with R&D Scientific and stock purchase agreement with Muller were completed. Material intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-K filed for the year ended March 31, 1997.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

NOTE 2. Acquisition of CardCall International Holdings Inc.
-----------------------------------------------------------

On March 31, 1997, DCI Telecommunications, Inc. made an offer to CardCall International Holdings, Inc. ("CardCall"), a Delaware Corporation, to purchase all its outstanding common stock (8,238,125 shares) and warrants.

CardCall is the parent company of CardCaller Canada, Inc., a Canadian corporation, and CardCall (UK) Limited incorporated under the Laws of the United Kingdom. CardCall is in the business of designing, developing and marketing, through distributors, prepaid phone cards which provide the cardholder access to long distance service through switching facilities. DCI had previously invested $1,500,000 in CardCall for which it received $1,200,000 in notes payable 120 days from demand. The remaining $300,000 did not have any stipulated repayment terms.

In June 1997, the Board of Directors and shareholders of CardCall approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase 9 shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement for each 100 shares of CardCall held by such shareholder on or before July 31, 1997 at a purchase price of $.20 per share. As of September 30, 1997, options for 223,500 shares of DCI stock had been exercised.

Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options has restrictions on its ability to be sold ranging from September 1, 1997 to November 1, 1998.

The transaction was recorded under the purchase method of accounting, effective April 1, 1997. The total purchase price, including goodwill, was recorded at $7,518,357. See Note 3 for explanation of sale of a distribution contract of CardCall (UK) and discontinuation of a portion of the operations.

NOTE 3.  Gain from Sale of Distribution Contract
------------------------------------------------

In September, 1997, DCI Telecommunications, Inc. agreed in principal with SmarTalk Teleservices, Inc. to sell its prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. DCI received $1,000,000 in cash at the closing and shares of SmarTalk common stock worth $8,000,000 based on the price of SmarTalk stock on the closing date.

A non-compete clause in the agreement will preclude DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations.

The gain of the transaction is $3,078,421, after the write-off of goodwill associated with the CardCall acquisition, and is recorded in the financial statements for the period ending September 30, 1997.

NOTE 4.  Discontinuance of Computer Board Division
--------------------------------------------------

In the second quarter ended September 30, 1997 the Company discontinued the operation of its division that assembled computer boards that were sold to a number of industries including education and government. In conjunction with this event, unamortized customer base totaling $492,985 was written off and operating losses through September 30, 1997 of $65,973 are shown as discontinued operations.

NOTE 5.  Acquisition of R&D Scientific Corporation
---------------------------------------------------

On June 19, 1995, DCI entered into an agreement to acquire the common stock of R&D Scientific Corp. (R&D), a New Jersey Corporation, for 106, 250, shares (to be adjusted on or before December 31, 1997 for a value of $1,700,000). The shares are to be exchanged subject to the condition that the Company make a cash infusion requirement of $150,000 to R&D. Such shares remain in escrow but are included in outstanding common stock for the period ended June 30, 1997. The Company was granted an extension until December 31, 1997 to make the cash infusion of $150,000, required by the agreement, in order to consummate the transaction with R&D. In consideration for the extension, R&D has the right to terminate the purchase and sale agreement at its sole discretion prior to DCI making the cash infusion. As of September 30, 1997, $145,000 of the cash infusion has been made.

The Company's financial statements include the operations of R&D from June 19, 1995, the date of the purchase and sale agreement. The financial statements do not include any adjustments that might result from the termination of the purchase and sale agreement.

NOTE 6.  Acquisition of Muller Media, Inc.
------------------------------------------

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. (Muller), a New York corporation, to acquire 100% of the outstanding common stock of Muller in a stock for stock purchase, with DCI exchanging one million two hundred thousand (1,200,000) shares of common stock for all of the shares of Muller capital stock. The DCI stock was valued at two dollars and fifty cents ($2.50) per share ($3 million in total).
                                  8

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

NOTE 7.  Common and Preferred Stock
-----------------------------------

During  the  six  months ended September 30, 1997, the  holders  of  1190 shares of Series C Convertible Preferred Stock elected to convert into common shares, resulting in the issue of 962,077 common shares. In addition, options to purchase 590,000 common shares were exercised. During the first six months the Company has raised approximately $1,500,000 through the sale of its Convertible Preferred Stock.

               Management's Discussion and Analysis of
             Financial Condition and Results of  Operations

Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the six months ended September 30, 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company, since its recent acquisitions, operates predominantly in the telecommunications industry providing a broad range of communication service. The Company's services include long distance, cellular as well as real-time fax over the Internet. Through continued investments and fiscal 1997 business acquisitions, the Company has expanded its business into rapidly developing markets.

Recent Acquisitions
-------------------

The acquisition of CardCall International and CyberFax in the quarter ended June 30, 1997 were accounted for under the purchase method of accounting under both U.S. and United Kingdom generally accepted accounting principles. The Company believes that CardCall International, CyberFax and DCI UK Limited, operating with the combined networks, financial resources, management, personnel and technical expertise of the Company, will be better able to capitalize on the world wide growth opportunities in the telecommunications industry. In addition, the Company expects these companies will be able to derive significant advantages from the more efficient utilization of their combined assets, management and personnel.

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

The most significant event was the sale of the prepaid phone card distribution contract in the United Kingdom to SmarTalk Teleservices, Inc., a U.S. company trading on NASDAQ, for $1,000,000 in cash and $8,000,000 in SmarTalk common stock. The stock will be registered upon DCI's request six months from the closing. While the gain was booked as of September 30, 1997, the proceeds were received after that date and therefore was of no benefit to liquidity during the six months ended September 30. Due to a non-compete clause in the sales contract, CardCall UK has discontinued its phone card sales through W.H. Smith in the UK. Since CardCall UK was a net user of cash, it is expected that this will not have a negative impact on liquidity.

Cash used in operations was $1,800,000 in the six months ended September 30, 1997. The Company was able to overcome this shortfall by proceeds from the sale of preferred stock of $1,500,000, and advances from stockholders totaling approximately $400,000.

While CyberFax had limited operations during the quarter, it has secured nine contracts in four countries for its real time fax to fax transmission packages. Privilege Enterprises is embarking on a prepaid cellular phone program. All of these programs will require significant cash to finance the expansion plans.

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

Consolidated Results of Operations
----------------------------------

All of the variances in the results of operations are predominantly due to the addition of CardCall International effective April 1, 1997.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 14.

ITEM 6 - Exhibits and Reports on Form 8K

On April 18, 1997 the Company filed a Form 8K which described the acquisition of CyberFax Inc.

On September 23, 1997 the Company filed a Form 8K which described the acquisition of CardCall International Holdings.

On October 20, 1997 the Company filed a Form 8K which described the change in independent accountants.

On November 4, 1997 the Company filed a Form 8K which described the sale of CardCall UK's distribution contract to SmarTalk.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: November 14, 1997           By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                    By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer