Form 10QSB
period 1997-12-31
DCI TELECOMMUNICATIONS INC
filed 1998-02-18
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
   December 31, 1997                              2-96976-D
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
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
       14,371,517              Common Stock,       February 11, 1998
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet December 31, 1997                                3

       Statements of Operations
        Three and Nine Months Ended December 31, 1997 and 1996        4

       Statements of Cash Flow
        Nine Months Ended December 31, 1997 and 1996                  5

       Notes to Unaudited Financial Statements
        December 31, 1997                                             6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10

PART II
       Other Information                                              14

       Signatures                                                     16

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                        December 31
          ASSETS                                            1997

Current Assets:
    Cash                                                 $1,295,324
    Investments                                              66,807
    Accounts Receivable                                   3,884,177
    Investment - SmarTalk, Restricted stock               8,000,000
    Prepaid expenses                                        125,185
    Inventory                                               128,771
    Other                                                   112,335
                                                          ---------
Total Current Assets                                     13,612,599

Property and Equipment                                      619,258
    Less: Accumulated depreciation                          132,142
                                                          ---------
Net property and equipment                                  487,116
                                                          ---------

Accounts receivable                                         462,717
Deposits                                                     53,350

Other Assets   - costs in excess of net assets acquired   4,906,871
Less: Accumulated amortization                               96,000
                                                          ---------
Net other assets                                          4,810,871
                                                          ---------
Total Assets                                            $19,426,653
                                                        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Loans from Shareholders                              $  259,632
    Accounts payable and accrued expenses                 2,510,409
    Participations payable                                1,982,974
    Income Taxes Payable                                    130,000
                                                         ----------
Total Current Liabilities                                 4,883,015

Participations payable                                      349,000
Long Term Debt                                               91,326
Deferred Income Taxes                                       361,848
Redeemable, convertible preferred stock $1,000 par and
  redemption value, 2,000,000 shares authorized, 1,942
  shares issued and outstanding                           1,742,500

Total Liabilities                                         7,427,689

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 5,000,000 shares authorized,
      3,972 shares issued and outstanding;                305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        13,735,437 shares issued and outstanding             1,373
    Paid in capital                                     10,529,481
    Treasury Stock                                             (13)
    Unrealized Capital Loss                                 (5,493)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                            1,168,616
                                                         ---------
Total Shareholders' Equity                              11,998,964
                                                         ---------
Total Liabilities and Shareholders' Equity             $19,426,653
                                                       -----------

         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                              Three Months Ended      Nine Months Ended
                                 December 31,           December 31,
                              1997         1996       1997         1996

  Net Sales                $1,887,598  $  527,273  $6,189,811 $1,086,157
  Cost of Sales             1,245,840     292,065   4,936,911    814,722
                           ----------   ---------   --------- ----------
    Gross Profit              641,758     235,208   1,252,900    271,435

 Selling, General &
  Admin. Expenses             298,297     (27,754)    921,038     32,680
 Salaries and
  Compensation                318,203     130,318     938,087    292,374
 Amortization &
  Depreciation                 33,480       3,897     107,152      8,008
 Professional and
    Consulting Fees            66,037      47,368     332,714    115,914
                            ---------    --------   --------- ----------
                              716,017     153,829   2,298,991    448,976

 Income (Loss)
   from Operations           ( 74,259)     81,379  (1,046,091) (177,541)

Other Income and (Expense):
  Interest Expense                 --      (  391)    ( 7,913)  ( 3,482)
  Interest Income              66,014       9,031     202,767     9,031
                            ---------  ----------   --------- ---------
                               66,014       8,640     194,854     5,549

  Net (Loss) - Continuing
               Operations    (  8,245)     90,019    (851,237) (171,992)


Loss from discontinued computer
  board operations                 --     (34,773)   (559,840)  (22,210)

Sale of discontinued operation -
  prepaid phone card -
  UK segment                       --          --   3,078,421        --

Discontinued prepaid phone
  card segment - U.K.        ( 97,565)         --    (322,774)       --

  Net Income (Loss)         ( 105,810)     55,246   1,344,570  (194,202)

  Net Income (Loss)
   per common share            ($0.01)      $0.01       $0.13   ($0.05)

Fully diluted Net
  Income (Loss) per share      ($0.01)      $0.01       $0.07   ($0.05)

  Weighted average common
   shares outstanding      12,715,162  5,058,425  10,560,831 4,038,707

     See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Nine Months Ended
                                                 December 31,
Cash Flows from Operating Activities:          1997          1996

Net Income (Loss)from operations           ($ 851,237)     ($171,992)
Loss from discontinued computer
 board operations                            (559,840)     (  22,210)
Loss from discontinued prepaid phone
 card segment - UK                           (322,774)            --
Gain on sale of discontinued prepaid
 UK segment                                 3,078,421             --
                                            --------      ----------
Net Income (Loss)                           1,344,570      (194,202)

Adjustment to reconcile net income
(loss) to net cash provided by (used in)
 operating activities:
        Gain on contract assignment        (2,078,421)
        Unamortized customer base             492,985
        Depreciation and amortization         127,152         56,640
        Stock issued for services                 800         10,335
        Non-cash settlements                       --       (150,143)

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts & Contracts Receivable     (106,465)        46,377
        Inventory                            117,141          1,551
        Deposits & Prepayments              (115,268)       (23,863)

     Increase (Decrease) in:
        Accounts & Contracts Payable      (2,205,396)      (236,210)
        Income taxes                          84,600        (21,250)
                                            --------       --------
           Total Adjustments              (3,682,872)      (316,563)
                                            --------       --------
        Net cash provided by (used in)
              operating activities        (2,338,302)      (510,765)
                                            --------       --------

Cash flows from (used in) investing activities:
        Additions to property,
          plant & equipment                 (331,427)       (43,472)
        Cash acquired with acquisition       110,259        922,687
        Investments                          (23,232)            --
                                            --------       --------
        Net cash provided by (used in)
          investing activities              (244,400)       879,215
                                            --------       --------

Cash flows from (used in) financing activities:
        Advances from (to)shareholders       335,042       ( 83,400)
        Proceeds from sale of
             stock & options               2,260,194        962,166
        Bank overdraft                            --        (42,004)
        Payment of notes payable             (14,651)       (14,045)
        Advance to affiliate                      --        (51,860)
                                            --------       --------
        Net cash provided by (used in)
            financing activities           2,580,585        770,857
                                            --------       --------

Net Increase (Decrease) in cash               (2,117)     1,139,307

Cash, Beginning of Year                    1,297,441          2,689
                                           ---------       --------

Cash, End of Period                       $1,295,324     $1,141,996


                                                Nine Months Ended
                                                  December 31,
                                             1997           1996

Supplemental disclosures of cash flow information:

Non cash investing and financing transactions:
     Acquisition by stock issuance:
        CardCall International           $7,518,357            --
        CyberFax                         $1,000,000            --
        Muller Media                             --      $3,000,000
        Privilege Enterprises                    --      $   10,345
     Non cash settlements                        --       $ 151,900
     Stock subscriptions receivable              --       $  42,384
     Disposition of prepaid phone
       segment                          ($5,700,000)             --

     See Accompanying Notes to Consolidated Financial Statements

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements December 31, 1997

NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassification of prior year numbers have been made to conform to the current years presentations, to report the acquisition of The Travel Source, Ltd. as a pooling of interest, and to exclude R&D Scientific since the merger agreement terminated.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (CardCall International, DCI UK Limited, CyberFax Inc., Privilege Enterprises Limited and The Travel Source, Limited)and Muller Media as if the stock purchase agreement with Muller were completed. Material intercompany balances and transactions have been eliminated in consolidation.

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

In June 1997, the Board of Directors and shareholders of CardCall approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase 9 shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement for each 100 shares of CardCall held by such shareholder on or before July 31, 1997 at a purchase price of $.20 per share. As of December 31, 1997, options for 2,079,290 shares of DCI stock had been exercised.

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

NOTE 3.  Gain from Sale of Distribution Contract
------------------------------------------------
In September, 1997, DCI Telecommunications, Inc. agreed in principal with SmarTalk Teleservices, Inc. to sell its prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. DCI received $1,000,000 in cash at the closing and 326,531 restricted shares of SmarTalk common stock worth $8,000,000 based on the price of SmarTalk stock on the closing date. DCI can request registration of the shares on March 31, 1998.

A non-compete clause in the agreement will preclude DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations.

The gain of the transaction is $3,078,421, after the write-off of goodwill associated with the CardCall acquisition.

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

The Company had included R&D operations as part of the consolidated group since June 19, 1995 as if the acquisition has been completed under the purchase method of accounting. In the quarter ending December 31, 1997, the parties mutually agreed to terminate the agreement, with R&D reverting back to its original owners. As a result, no operations of R&D are included in the financial statements, and all prior periods have been restated to exclude the operations of R&D.

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

NOTE 7.  Common and Preferred Stock
-----------------------------------

During the nine months ended December 31, 1997, the holders of 11,950 shares of Series C Convertible Preferred Stock elected to convert into common shares, resulting in the issue of 1,303,513 common shares. In addition, options to purchase 2,756,564 common shares were exercised. During the first nine months the Company has raised approximately $2,450,000 through the sale of its Convertible Preferred Stock.


NOTE 8.  Subsequent Events
--------------------------

     On January 21, 1998, the Company announced a common stock buy-back program of up to five million dollars ($5,000,000). The buy-back is being handled by A.G. Edwards.

     On January 26, 1998, the Company disclosed a special, $.01 per common share cash dividend, the first in its history to shareholders of record on February 23, 1998, payable March 23, 1998.

     On February 3, 1998, the Company announced a definitive agreement to acquire World Pass Communications Corporation (WPCC). The agreement which is scheduled to close in late February calls for $3.0 million in cash at the closing and $6.0 million in common stock for 100% of the shares of WPCC. As part of the agreement, the Company guarantees to repurchase up to $3.0 million of the common stock upon the Company's Canadian prepaid phone card operations being sold.

      On February 4, 1998, the Company terminated the Purchase and Sale agreement with R&D Scientific whereby ownership reverted back to its original owners. Under the terms of the transaction, Richard Sheppard will resign as a member of the Company's Board of Directors and will be allowed to keep certain stock options he received as a Board Member.

               Management's Discussion and Analysis of
             Financial Condition and Results of  Operations

Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the nine months ended December 31, 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company, since its recent acquisitions, operates predominantly in the telecommunications industry providing a broad range of communication service. The Company's services include long distance, prepaid phone cards, cellular as well as real-time fax over the Internet. Through continued investments and fiscal 1997 business acquisitions, the Company has expanded its business into rapidly developing markets.

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

Liquidity and Capital Resources
-------------------------------

On December 30, 1994 and January 5, 1995 the Company acquired the assets of Sigma Telecommunications and Alpha Products through the issue of 1,330,000 shares of common stock, and renamed the Company DCI
Telecommunications, Inc. The liabilities remaining from the former Fantastic Foods International, Inc. at acquisition left the Company with negative working capital and little financing capability. In November 1996 acquired Muller Media through the issue of common stock. The acquisition greatly improved the Company's financial position and at March 31, 1997 the current ratio was a positive 1.9 to 1 and cash on hand was $1,300,000. However, with the acquisition of CardCall International in the quarter ended June 30, 1997, the Company's current ratio dropped to a negative position.

The most significant event was the sale of the prepaid phone card distribution contract in the United Kingdom to SmarTalk Teleservices, Inc., a U.S. company trading on NASDAQ, for $1,000,000 in cash and $8,000,000 in SmarTalk common stock. The stock will be registered upon DCI's request six months from the closing. While the gain was booked as of September 30, 1997, the proceeds were received after that date and therefore was of little benefit to liquidity during the nine months ended December 31. Due to a non-compete clause in the sales contract, CardCall UK has discontinued its phone card sales through W.H. Smith in the UK. Since CardCall UK was a net user of cash, it is expected that this will not have a negative impact on liquidity. The current ratio at December 31, 1997 was 2.8 to 1.

Cash used in operations was $2,338,000 in the nine months ended December 31, 1997. The Company was able to pay down a significant amount of liabilities, principally funded by proceeds from the sale of preferred stock and exercise of stock options totaling $2,338,000 and advances from shareholders totaling $335,000.

While CyberFax had limited operations during the period, it has secured nine contracts in four countries for its real time fax to fax transmission packages. Required hardware and software are currently being installed and tested, and sales are expected to begin in the fourth quarter. DCI UK also has limited operations in the first nine months and is currently developing its leased line network in Europe and is installing new switches in Denmark and Spain as well as replacing its existing switch in London with one with newer technology and more capacity. All of these programs will require significant cash to finance the expansion plans.

The Company is actively pursuing several acquisition opportunities in the telecommunications field. It is expected that the Company will ask SmarTalk to register the $8,000,000 worth of SmarTalk stock it owns on March 31, 1998, which would provide a liquid investment to help support its acquisition and expansion program.

The Company is continuing to pursue long-term financing for its acquisition and expansion program. However, no assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms. The ability to finance all new and existing operations will be heavily dependent on external sources.

Consolidated Results of Operations
----------------------------------

                                           Nine Months Ended
                                              December 31,
                                            1997         1996
                                            ----         ----
Net Sales                                $6,189,811   $1,086,157
---------
     Net sales for the nine months ended December 31, 1997 increased $5,103,654 over the comparable 1996 period. Muller sales increased $2,045,000 due to the fact that sales included only one month in 1996 since it was acquired in November, 1996. CardCaller Canada contributed $3,261,000 to the increase in 1997 sales, and was not part of the Company in 1996.

                                           1997        1996
                                           ----        ----
Cost of Sales                           $4,936,911   $814,722
-------------
     Cost of sales increase $4,122,189 in the 1997 period. Mullers cost of sales increased $1,231,000 while CardCaller Canada increased
$2,962,000 since both companies were not part of consolidated group in 1996, except Muller for one month.

                                           1997        1996
                                           ----        ----
Selling, General & Administration Expense $921,038    $ 36,680
-----------------------------------------
     SG&A expense rose $884,358 in the 1997 nine month period. Muller expenses increased $289,000 and CardCaller Canada increased $298,000 due to full inclusion in the 1997 period. Debt settlements by DCI parent of $146,000 in 1996, together with SG&A expenses of newly acquired DCI UK, CyberFax and inclusion of PEL for a full nine months in 1997 account for the remainder of the increase.

                                          1997       1996
                                          ----       ----
Salaries and Compensation                $938,087   $292,374
-------------------------
     Salaries increase $645,713 in the first nine months of 1997 compared to the 1996 period. Muller salaries increased $342,000 and CardCaller $150,000 due to the inclusion periods stated above. Salaries associated with newly acquired DCI UK and CyberFax principally account for the remaining increase.

                                          1997       1996
                                          ----       ----
Amortization and Depreciation          $107,152     $8,000
-----------------------------
     Amortization of Muller goodwill in 1997 totaling $72,000 accounts for most of the increase, with the balance attributable to depreciation of the newly acquired companies.

                                         1997        1996
                                         ----        ----
Professional and Consulting Fees      $332,714     $115,914
--------------------------------
     Consulting fees increased $216,800 in the 1997 period. Fees increased $115,000 at DCI parent level due to corporate relations programs, stock services and other outside services, while legal and accounting fees from the newly acquired companies account for the balance.
                                         1997        1996
                                         ----        ----
Interest Income                       $202,767      $9,031
---------------
     The increase in interest income is almost entirely due to interest earned by Muller Media, which is included for the full nine months in 1997 and only one month in 1996.
                                    13

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 15

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

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: February 17, 1998           By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                    By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer