Form 10QSB/A
period 1997-06-30
DCI TELECOMMUNICATIONS INC
filed 1998-05-14
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10 - QSB/A

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
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
         9,902,994             Common Stock,       August 14, 1997
                              $.0001 par value

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

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                             (unaudited)

                                                          June 30,
          ASSETS                                            1997

Current Assets:
    Cash                                                 $1,069,519
    Restricted Cash                                          10,500
    Investments                                              43,575
    Accounts Receivable                                   3,805,718
    Prepaid expenses                                        213,466
    Inventory                                               221,355
                                                          ---------
Total Current Assets                                      5,364,133

Property and Equipment                                    1,332,098
    Less: Accumulated depreciation                          577,738
                                                          ---------
Net property and equipment                                  754,360
                                                          ---------

Accounts receivable                                         664,163
Deferred financing costs                                    139,727
Deposits                                                    112,129

Other Assets   - customer base                              653,752
               - costs in excess of net assets acquired  10,968,650
                                                          ---------
                                                         11,622,402
Less: Accumulated amortization                              208,767
                                                          ---------
Net other assets                                         11,413,635
                                                          ---------
Total Assets                                            $18,448,147
                                                        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Due to Shareholders                                  $  388,139
    Notes and settlements payable                           272,365
    Accounts payable and accrued expenses                 4,802,867
    Participations payable                                1,505,604
    Income Taxes Payable                                    194,929
                                                         ----------
Total Current Liabilities                                 7,163,904

Participations payable                                      688,481
Long Term Debt                                              480,516
Deferred Income Taxes                                       248,202
Accrued Preferred Dividends                                 150,161
Redeemable, convertible preferred stock $1,000 par and
  redemption value, 2,000,000 shares authorized, 1,302
  shares issued and outstanding                           1,302,000

Total Liabilities                                        10,033,264

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 5,000,000 shares authorized,
       3,972 shares issued and outstanding;                305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        8,896,824 shares issued
        and outstanding                                        890
    Paid in capital                                      8,130,396
    Treasury Stock                                             (13)
    Unrealized Capital Loss                                 (5,495)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                              (15,895)
                                                         ---------
Total Shareholders' Equity                               8,414,883
                                                         ---------
Total Liabilities and Shareholders' Equity             $18,448,147
                                                       -----------

         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                             (unaudited)

                                       Three Months Ended
                                            June 30,
                                      1997           1996
  Travel Service Sales             $  298,413      $ 272,178
  Product Sales                     2,955,580         44,796
                                   ----------      ---------
  Net Sales                         3,253,993        316,974

  Cost of Sales - Travel              281,033        244,643
  Cost of Sales - Product           1,800,486         26,982
                                    ---------      ---------
  Cost of Sales                     2,081,519        271,625
                                   ----------      ---------
    Gross Profit                    1,172,474         45,349

 Selling, General &
  Admin. Expenses                     453,261         63,156
 Salaries and
  Compensation                        355,376         77,676
 Amortization &
  Depreciation                         73,358         18,149
 Professional and
    Consulting Fees                   109,079         21,869
                                    ---------       --------
                                      991,074        180,850

 Income (Loss)
   from Operations                    181,400       (135,501)

Other Income and (Expense):
  Interest Expense                    (32,891)        (3,279)
  Interest Income                      11,950             94

  Net Income(Loss)                    160,459       (138,686)
  Preferred Dividends                  (9,185)        (9,185)
                                      --------      ---------
  Net Income (Loss) to Common         151,274       (147,871)

  Net Income(Loss)
   per common share                     $0.01         ($0.02)

  Fully Diluted Income (Loss)
   per common share                     $0.01         ($0.02)

  Weighted average common
   shares outstanding              17,469,486      6,801,389

     See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                             (unaudited)

                                               Three Months Ended
                                                   June 30,
Cash Flows from Operating Activities:          1997          1996

Net Income (Loss)                           $160,459      ($138,686)
                                            --------      ---------
Adjustment to reconcile net income
(loss) to net cash provided by (used in)
 operating activities:
        Depreciation and amortization         73,357         18,149
        Stock issued for services                800
        Bad Debts                              7,874

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts & Contracts Receivable     (221,495)        30,755
        Inventory                             24,915
        Deposits & Prepayments               (75,372)           844
        Deferred Financing Costs              35,515

     Increase (Decrease) in:
        Accounts & Contracts Payable        (367,684)      (125,507)
        Accrued Expenses                    (433,000)           645
        Income taxes                          35,883
                                            --------       --------
           Total Adjustments:               (919,207)      ( 75,114)
                                            --------       --------
        Net cash provided by (used in)
              operating activities          (758,748)      (213,800)
                                            --------       --------

Cash flows from (used in) investing activities:
        Additions to property,
          plant & equipment                 ( 11,359)       (11,514)
        Cash acquired with acquisition       110,629
                                            --------       --------
        Net cash provided by (used in)
          investing activities                99,270        (11,514)
                                            --------       --------

Cash flows from (used in) financing activities:
        Advances from (to)shareholders       373,979       ( 35,639)
        Proceeds from sale of
             stock & options                  68,077        368,514
        Bank overdraft                                      (36,723)
                                            --------       --------
        Net cash provided by (used in)
            financing activities             442,056        296,152
                                            --------       --------

Net Increase (Decrease) in cash             (217,422)        70,838

Cash, Beginning of Year                    1,286,941          2,689
                                           ---------       --------

Cash, End of Period                       $1,069,519       $ 73,527


                                              Three Months Ended
                                                     June 30,
                                             1997           1996

Supplemental disclosures of cash flow information:

Non cash investing and financing transactions:
     Acquisition by stock issuance:
        CardCall International           $6,463,357
        CyberFax                         $1,015,000
     Non cash settlements                  $ 40,000
     Preferred Stock Dividends             $  9,185         $ 9,185

     See Accompanying Notes to Consolidated Financial Statements

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements June 30, 1997

NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassification and restatements of prior year numbers have been made to conform to the current years presentations, to report the acquisition of The Travel Source, Ltd. as a pooling of interest and to exclude R&D Scientific since the merger agreement terminated.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (CardCall International, CyberFax Inc., Privilege Enterprises Limited and The Travel Source, Limited) and Muller Media as if the stock purchase agreement with Muller were completed. Material intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2. CardCall International Holdings Inc.
--------------------------------------------

On March 31, 1997, DCI Telecommunications, Inc. entered into an agreement with CardCall International Holdings, Inc. ("CardCall"), a Delaware Corporation, to purchase all its outstanding common stock

(8,238,125 shares) and warrants. CardCall's board of directors had approved the agreement on March 29, 1997, subject to shareholder approval. CardCall is the parent company of CardCaller Canada, Inc., a Canadian corporation, and CardCall (UK) Limited incorporated under the Laws of the United Kingdom.

CardCall is in the business of designing, developing and marketing, through distributors, prepaid phone cards which provide the cardholder access to long distance service through switching facilities. DCI had previously invested $1,500,000 in CardCall for which it received $1,200,000 in notes payable 120 days from demand. The remaining $300,000 did not have any stipulated repayment terms.

By May 29, 1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase 9 shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. As of June 30, 1997, no options for shares of DCI stock had been exercised.

Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options has restrictions on its ability to be sold ranging from September 1, 1997 to November 1, 1998.

The transaction was recorded under the purchase method of accounting, effective April 1, 1997. The total purchase price includes $1,500,000 in cash, $2,545,000 assigned value for the stock and stock options, and assumption of net liabilities of $3,918,000. Goodwill was recorded at $7,963,000. The financial statements include the results of operations of CardCall since April 1, 1997, the effective date of acquisition. The goodwill is being amortized over 20 years. Revenue from the sale of prepaid phone cards is recognized upon first usage of the card.

NOTE 3.  R&D Scientific Corp.
-----------------------------

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

NOTE 5.  CyberFax
-----------------

On April 9, 1997 the Company acquired all of the outstanding shares of CyberFax, Inc. for 400,000 shares of its common stock valued at $1,015,000. Goodwill of $1,015,000 was recognized in this transaction and is being amortized over 20 years. The acquisition has been accounted for as a purchase. The financial statements include the results of operations of CyberFax since April 9, 1997, the date of acquisition.

NOTE 6.  Common and Preferred Stock
-----------------------------------

During the three months ended June 30, 1997, the holders of 198 shares of Series C Convertible Preferred Stock elected to convert into common shares, resulting in the issue of 115,126 common shares. In addition, options to purchase 370,000 common shares were exercised during the quarter.

NOTE 7.  Unaudited Pro Forma Results
------------------------------------

The following table summarizes unaudited pro forma results of operations of the Company for the 3 months ended June 30, 1997 and 1996, assuming the acquisition of CardCall, CyberFax, Muller Media, Travel Source and PEL had occurred on April 1, 1996. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1996 or of future results of operations.

                                         June 30,
                                   1997            1996
                                   ----            ----
Net Sales                       $3,253,993     $2,684,517
Net Income (Loss)                  151,274     (1,152,880)
Net Income (Loss) per Share          $0.01         ($0.07)

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

Liquidity and Capital Resources
-------------------------------

On December 30, 1994 and January 5, 1995 the Company acquired the assets of Sigma Telecommunications and Alpha Products through the issue of 1,330,000 shares of common stock, and renamed the Company DCI Telecommunications, Inc. The liabilities remaining from the former Fantastic Foods International, Inc. at acquisition left the Company with negative working capital and little financing capability. In November 1996 the Company acquired Muller Media through the issue of common stock. The acquisition greatly improved the Company's financial position and at March 31, 1997 the current ratio was a positive 1.9 to 1 and cash on hand was $1,300,000. However, with the acquisition of CardCall International in the quarter ended June 30, 1997, the Company's current ratio dropped to a negative position.

Cash used in operations was $758,000 in the three months ended June 30, 1997. The Company was able to partially overcome this shortfall by proceeds from the exercise of stock options, and advances from stockholders totaling $442,000.

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

Results of Operations - Three Months Ended June 30,1997 Compared
                        to Three Months Ended June 30, 1996
---------------------------------------------------------------

                                     1997           1996
                                     ----           ----
Net Sales                         $3,253,993     $ 316,974
---------
Net sales in the 1997 first quarter increased $2,937,019 over the

1996 first quarter. Sales of newly acquired CardCall of $2,132,319 and sales of Muller Media (acquired November 1996) of $720,483 principally accounts for the variance.

                                     1997           1996
                                     ----           ----
Cost of Sales                     $2,081,519    $ 271,625
-------------
Cost of sales in the three months ended June 30, 1997 increased $1,809,894 over the comparable 1996 period. CardCall cost of sales accounted for $1,326,800 and Muller $415,300. Neither company was part of the group in the 1996 first quarter.

                                     1997           1996
                                     ----           ----
Selling, General & Administrative $ 453,261     $  63,156
---------------------------------
SG&A expense increased $390,105 in the 1997 first quarter. Of the increase, CardCall accounted for $168,285 and Muller for $140,672. In addition, CyberFax, which was acquired April 9, 1997, contributed $64,000 to the variance.

                                     1997           1996
                                     ----           ----
Salaries                          $ 355,376     $  77,676
--------
Salaries in the 1997 first quarter increased $277,700 over the 1996 first quarter. Salaries of newly acquired CardCall of $214,935 and
Muller  Media  salaries  of  $99,228  principally  account  for   the
variance.

                                     1997          1996
                                     ----          ----
Amortization & Depreciation      $  73,358     $  18,149
---------------------------
1997 first quarter expense increased $55,209. Amortization and depreciation associated with the three new acquisitions noted above account for $42,489, with the balance due to depreciation on equipment additions at the parent company level.

                                     1997         1996
                                     ----         ----
Professional and Consulting Fees $ 109,079     $ 21,869
--------------------------------
Professional fees increased $87,210 in the 1997 period. The three new acquisitions account for $52,788, while the remaining balance is attributable to higher legal and accounting fees at the parent company due to the company's growth.


                                     1997         1996
                                     ----         ----
Interest (Expense)               ($ 32,891)     ($ 3,279)
Interest Income                     11,950            94
------------------
The increase in interest expense is all associated with newly acquired CardCall and the increase in interest income is all from interest earned on Muller investments. Neither company was included in 1996 results.

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

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: May 14, 1998                 By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                    By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer