Form 10QSB/A
period 1997-09-30
DCI TELECOMMUNICATIONS INC
filed 1998-05-14
CIK 769852

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
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
        13,160,402             Common Stock,       November 13, 1997
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet September 30, 1997                               3

       Statements of Operations
        Three and Six Months Ended September 30, 1997 and 1996        4

       Statements of Cash Flow
        Six Months Ended September 30, 1997 and 1996                  5

       Notes to Unaudited Financial Statements
        September 30, 1997                                            6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 11

PART II
       Other Information                                              15

       Signatures                                                     17

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                        September 30,
          ASSETS                                            1997

Current Assets:
    Cash                                                 $1,296,919
    Restricted Cash                                          10,500
    Investments                                              43,575
    Accounts Receivable                                   3,578,229
    Prepaid expenses                                         87,762
    Inventory                                               184,145
                                                          ---------
Total Current Assets                                      5,201,130

Property and Equipment                                    1,115,220
    Less: Accumulated depreciation                          665,875
                                                          ---------
Net property and equipment                                  449,345
                                                          ---------

Accounts receivable                                         419,447
Deposits                                                     24,288

Other Assets   - costs in excess of net assets acquired  11,210,342
Less: Accumulated amortization                               72,000
                                                          ---------
Net other assets                                         11,138,342
                                                          ---------
Total Assets                                            $17,232,552
                                                        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Loans from Shareholders                              $  285,286
    Notes and settlements payable                            35,207
    Accounts payable and accrued expenses                 4,613,350
    Participations payable                                1,596,332
    Income Taxes Payable                                     63,792
                                                         ----------
Total Current Liabilities                                 6,593,967

Participations payable                                      304,000
Long Term Debt                                              459,658
Deferred Income Taxes                                       386,835
Accrued Preferred Dividends                                 166,014
Redeemable, convertible preferred stock $1,000 par and
  redemption value, 2,000,000 shares authorized, 1,760
  shares issued and outstanding                           1,760,000

Total Liabilities                                         9,670,474

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 5,000,000 shares authorized,
       3,972 shares issued and outstanding;                305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        10,864,722 shares issued and outstanding             1,086
    Paid in capital                                      9,065,896
    Treasury Stock                                             (13)
    Unrealized Capital Loss                                 (5,493)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                           (1,804,398)
                                                         ---------
Total Shareholders' Equity                               7,562,078
                                                         ---------
Total Liabilities and Shareholders' Equity             $17,232,552
                                                       -----------

         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                              Three Months Ended      Six Months Ended
                                 September 30,          September 30,
                              1997         1996       1997         1996

  Travel Service Sales     $  280,987  $  272,178  $  579,400 $  544,356
  Product Sales             1,596,005      15,489   3,722,813     14,528
                           ----------  ----------  ---------- ----------
  Net Sales                 1,876,992     287,667   4,302,213    558,884

  Cost of Sales - Travel      240,758     244,643     521,791    489,286
  Cost of Sales - Product   1,547,735      22,222   3,126,305     33,371
                           ----------  ----------  ---------- ----------
  Cost of Sales             1,788,493     266,865   3,648,096    522,657
                           ----------   ---------   --------- ----------
    Gross Profit               88,499      20,802     654,117     36,227

 Selling, General &
  Admin. Expenses             255,578       9,047     625,575     61,350
 Salaries and
  Compensation                474,937      84,380     662,826    162,056
 Amortization &
  Depreciation                  8,914       2,306      70,874      4,111
 Professional and
    Consulting Fees           168,092      46,858     266,677     67,630
                            ---------    --------   --------- ----------
                              907,521     142,591   1,625,952    295,147

 Income (Loss)
   from Operations           (819,022)   (121,789) (  971,835) (258,920)

Other Income and (Expense):
  Interest Expense            (37,758)        188     (63,340)  ( 3,091)
  Interest Income             180,230         (94)    192,180        --
                            ---------  ----------   --------- ---------
                              142,472          94     128,840   ( 3,091)

  Net (Loss) - Continuing
               Operations    (676,550)   (121,695)   (842,995) (262,011)


Loss from discontinued computer
  board operations           (526,178)     10,933    (558,958)   12,563


Discontinued prepaid phone
  card segment - U.K.        (585,775)         --    (226,091)      --

  Net Income (Loss)        (1,788,503)    (110,762)(1,628,044)(249,448)

Preferred Dividends           195,352       9,185     204,538   18,371

(Loss) applicable to
 common shareholders       (1,983,855)    (119,947)(1,832,582) (267,819)

  Net (Loss)
   per common share            ($0.11)     ($0.02)     ($0.10)   ($0.04)

Fully diluted Net
  (Loss) per share             ($0.11)     ($0.02)     ($0.10)   ($0.04)

  Weighted average common
   shares outstanding      18,657,278  7,177,308   17,841,632 6,901,848

     See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Six Months Ended
                                                 September 30,
Cash Flows from Operating Activities:          1997          1996

Net Income (Loss)from operations           ($ 842,995)     ($262,011)
Loss from discontinued computer
 board operations                            (558,958)        12,563
Loss from discontinued prepaid phone
 card segment - UK                           (226,091)
                                             ---------     ----------
Net  (Loss)                                (1,628,044)       (249,448)

Adjustment to reconcile net income
(loss) to net cash provided by (used in) operating activities:

        Unamortized customer base             492,985
        Depreciation and amortization         169,146         36,799
        Stock issued for services                 800         10,335
        Non-cash settlements                                 (43,235)
        Bad Debts                               9,211

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts & Contracts Receivable      277,307        (10,215)
        Inventory                             61,767           (277)
        Deposits & Prepayments               (38,783)        (1,484)

     Increase (Decrease) in:
        Accounts & Contracts Payable      (1,227,593)      ( 89,073)
        Income taxes                          43,379
                                            --------       --------
           Total Adjustments                (211,781)      ( 97,150)
                                            --------       --------
        Net cash provided by (used in)
              operating activities        (1,839,825)      (346,598)
                                            --------       --------

Cash flows from (used in) investing activities:
        Additions to property,
          plant & equipment                   (3,924)       (15,956)
        Cash acquired with acquisition       110,259
        Acquisition costs                    (15,735)
                                            --------       --------
        Net cash provided by (used in)
          investing activities                90,600        (15,956)
                                            --------       --------

Cash flows from (used in) financing activities:
        Advances from (to)shareholders       370,696       ( 57,991)
        Proceeds from sale of
             stock & options               1,388,507        505,024
        Bank overdraft                                      (42,004)
        Payment of notes payable                            (22,973)
                                            --------       --------
        Net cash provided by (used in)
            financing activities           1,759,203        382,056
                                            --------       --------

Net Increase (Decrease) in cash                9,978         19,502

Cash, Beginning of Year                    1,286,941          2,689
                                           ---------       --------

Cash, End of Period                       $1,296,919       $ 22,191


                                                Six Months Ended
                                                  September 30,
                                             1997           1996

Supplemental disclosures of cash flow information:

Non cash investing and financing transactions:
     Acquisition by stock issuance:
        CardCall International           $6,463,357
        CyberFax                         $1,015,000
     Non cash settlements                  $ 40,000       $ 151,900
     Stock subscriptions receivable                       $  58,384
     Preferred stock dividends             $204,538       $  18,371

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (CardCall International, DCI UK Limited, CyberFax Inc., Privilege Enterprises Limited and The Travel Source, Limited and Muller Media as if the stock purchase agreement with Muller were completed. Material intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2. Acquisition of CardCall International Holdings Inc.
-----------------------------------------------------------

On March 31, 1997, DCI Telecommunications, Inc. entered into an agreement with CardCall International Holdings, Inc. ("CardCall"), a Delaware Corporation, to purchase all its outstanding common stock (8,238,125 shares) and warrants. CardCall's board of directors had approved the agreement on March 29,1997, subject to shareholder approval.

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

By May 29,1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase 9 shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. As of September 30, 1997, options for 223,500 shares of DCI stock had been exercised.

Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options has restrictions on its ability to be sold ranging from September 1, 1997 to November 1, 1998.

The transaction was recorded under the purchase method of accounting, effective April 1, 1997. The total purchase price includes the $1,500,000 in cash, $2,545,000 assigned value for the stock and stock options, and assumption of net liabilities of $3,918,000. Goodwill was recorded at $7,963,000. The financial statements include the results of operations of CardCall since April 1, 1997, the effective date of acquisition. The goodwill is being amortized over 20 years. See Note 3 for explanation of sale of a distribution contract of CardCall (UK) and discontinuation of a portion of the operations. Revenues from the sale of prepaid phone cards is recognized upon first usage of the card.

NOTE 3.  Subsequent Event- Sale of Distribution Contract
--------------------------------------------------------

In September, 1997, DCI Telecommunications, Inc. agreed in principal with SmarTalk Teleservices, Inc. to sell its prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. DCI received $1,000,000 in cash at the closing and shares of SmarTalk common stock worth $8,000,000 based on the price of SmarTalk stock on the closing date. SmarTalk has agreed to file a registration statement to register these shares upon request by DCI at any time after March 30, 1998.
                                   7

A non-compete clause in the agreement will preclude DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations.

The gain of the transaction is expected to be $3,078,421, after the write-off of goodwill associated with the CardCall acquisition, and will be recorded in the financial statements for the period ending December 31, 1997.

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

NOTE 5.  R&D Scientific Corporation
-----------------------------------

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

NOTE 7.  CyberFax
-----------------

On April 9, 1997 the Company acquired all of the outstanding shares of CyberFax, Inc. for 400,000 shares of its common stock valued at $1,015,000. Goodwill of $1,015,000 was recognized in this transaction and is being amortized over 20 years. The acquisition has been accounted for as a purchase. The financial statements include the results of operation since April 9, 1997, the date of acquisition.

NOTE 8.  Common and Preferred Stock
-----------------------------------

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

NOTE 9.  Unaudited Pro Forma Results
------------------------------------

The following table summarizes unaudited pro forma results of operations of the Company for the 6 months ended September 30, 1997 and 1996, assuming the acquisition of CardCall, CyberFax, Muller Media, Travel Source and PEL had occurred on April 1, 1996. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1996 or of future results of operations.

                                       September 30,
                                   1997            1996
                                   ----            ----
Net Sales                       $4,302,213     $3,844,279
Net Income (Loss) -
    Continuing Operations         (842,995)      (824,866)
Discontinued Operations           (785,049)    (2,185,735)
                                 ----------     ----------
Net  (Loss)                     (1,628,044)    (3,010,601)
Net  (Loss) per Share             ($0.09)         ($0.19)

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

The Company, since its recent acquisitions, operates predominantly in the telecommunications industry providing a broad range of communication service. The Company's services include long distance, cellular, prepaid phone cards as well as real-time fax over the Internet. Through continued investments and fiscal 1997 business acquisitions, the Company has expanded its business into rapidly developing markets.

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

A recent significant event was the sale of the prepaid phone card distribution contract in the United Kingdom to SmarTalk Teleservices, Inc., a U.S. company trading on NASDAQ, for $1,000,000 in cash and $8,000,000 in SmarTalk common stock. The stock will be registered upon DCI's request six months from the closing. The gain will be booked in the quarter ended December 31, 1997 The proceeds will be a significant benefit to liquidity in the future. Due to a non-compete clause in the sales contract, CardCall UK has discontinued its phone card sales through W.H. Smith in the UK. Since CardCall UK was a net user of cash, it is expected that this will not have a negative impact on liquidity.

Cash used in operations was $1,800,000 in the six months ended September 30, 1997. The Company was able to overcome this shortfall by proceeds from the sale of preferred stock of $1,400,000, and advances from stockholders totaling approximately $400,000.

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

Results of Operations - Six Months Ended September 30, 1997 Compared
                        to Six Months Ended September 30, 1996
--------------------------------------------------------------------

                                     1997          1996
                                     ----          ----
Net Sales                         $4,302,213    $  558,884
---------
Net sales in the 1997 first six months increased $3,743,329 over the 1996 first six months. Sales of newly acquired CardCaller Canada of $2,642,926
and   sales  of  Muller  Media  (acquired  November  1996)  of   $971,482
principally account for the variance.

                                     1997          1996
                                     ----          ----
Cost of Sales                     $3,648,096    $  522,657
-------------
Cost of sales in the six months ended September 30, 1997 increased $3,125,439 over the comparable 1996 period. CardCaller Canada cost of sales accounted for $2,272,272 and Muller $646,650. Neither company was part of group in the 1996 first six months. PEL and Travel Source also had increased costs associated with increased sales.

                                     1997         1996
                                     ----         ----
Selling, General & Administrative $ 625,575    $  61,350
---------------------------------
SG&A expense increased $564,225 in the 1997 first six months. Of the increase, CardCaller Canada accounted for $155,578 and Muller for $185,064. In addition, CyberFax, PEL and DCI UK are in start-up ventures, and combined contributed $164,283 to the increase. None of these five companies were included in the 1996 results.

                                     1997        1996
                                     ----        ----
Salaries                          $ 662,826   $ 162,056
--------
Salaries in the 1997 first half increased $500,770 over the 1996 first half. Salaries of newly acquired CardCaller Canada of $100,284 and Muller of $199,376. Salaries of the start-up ventures for CyberFax, DCI UK and PEL contributed $206,279 to the variance.

                                     1997        1996
                                     ----        ----
Amortization & Depreciation       $  70,874    $  4,111
---------------------------
1997  first  six  month  expense  increased  $66,763.  Amortization   and
depreciation   associated   with  the  Muller   and   CardCaller   Canada
acquisitions account for virtually the entire increase.

                                     1997          1996
                                     ----          ----
Professional & Consulting Fees    $ 266,677    $  67,630
------------------------------
Professional fees rose $199,047 in the first six months of 1997 compared to 1996. Legal, accounting and professional fees of the companies acquired in the 1997 fiscal year (not included in 1996) amounted to $96,582. In addition, legal, accounting and corporate relations fees increased $105,758 at the parent company primarily due to the Company's growth.

                                    1997         1996
                                    ----         ----
Interest Expense                 ($ 63,340)    ($  3,091)
Interest Income                    192,180            --
----------------
The $60,249 increase in interest expense is virtually all associated with CardCaller Canada which was not included in 1996 results. The $192,180 increase in interest income is virtually all associated with interest earned on Muller Media investments, which also was not included in 1996 results.

                                              1997         1996
                                              ----         ----
Discontinued Computer Board Operations    ($ 558,958)    $  12,563
--------------------------------------
Effective September 30, 1997 the Company discontinued operations of its Alpha Products division. The 1997 loss consists of $65,973 operating loss to date and a $492,985 write off of unamortized customer base associated with Alpha. 1996 represents the year to date profit from Alpha.

                                            1997          1996
                                            ----          ----
Discontinued Prepaid Phone Card Segment  ($ 226,091)        --
---------------------------------------
This represent operating losses to date and shutdown costs for the U.K. phone card segment due to the non compete clause in the contract to sell the distribution contract. (See Note 3 to Financial Statements)

                           PART II
                      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
          Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 16.

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