Form 10QSB/A
period 1997-12-31
DCI TELECOMMUNICATIONS INC
filed 1998-05-14
CIK 769852

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

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                        December 31
          ASSETS                                            1997

Current Assets:
    Cash                                                 $1,295,324
    Investments                                              66,807
    Accounts Receivable                                   3,884,177
    Investment - SmarTalk, Restricted stock               8,000,000
    Prepaid expenses                                        125,185
    Inventory                                               128,771
    Other                                                   112,335
                                                          ---------
Total Current Assets                                     13,612,599

Property and Equipment                                      619,258
    Less: Accumulated depreciation                          132,142
                                                          ---------
Net property and equipment                                  487,116
                                                          ---------

Accounts receivable                                         462,717
Deposits                                                     53,350

Other Assets   - costs in excess of net assets acquired   5,351,871
Less: Accumulated amortization                               96,000
                                                          ---------
Net other assets                                          5,255,871
                                                          ---------
Total Assets                                            $19,871,653
                                                        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Loans from Shareholders                              $  259,632
    Accounts payable and accrued expenses                 2,510,409
    Participations payable                                1,982,974
    Income Taxes Payable                                    130,000
                                                         ----------
Total Current Liabilities                                 4,883,015

Participations payable                                      349,000
Long Term Debt                                               91,326
Deferred Income Taxes                                       361,848
Accrued Preferred Dividends                                 209,434
Redeemable, convertible preferred stock $1,000 par and
  redemption value, 2,000,000 shares authorized, 1,942
  shares issued and outstanding                           1,742,500

Total Liabilities                                         7,637,123

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 5,000,000 shares authorized,
      3,972 shares issued and outstanding;                305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
        13,735,437 shares issued and outstanding             1,373
    Paid in capital                                     10,765,047
    Treasury Stock                                             (13)
    Unrealized Capital Loss                                 (5,493)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                            1,168,616
                                                         ---------
Total Shareholders' Equity                              12,234,530
                                                         ---------
Total Liabilities and Shareholders' Equity             $19,871,653
                                                       -----------

         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                              Three Months Ended      Nine Months Ended
                                 December 31,           December 31,
                              1997         1996       1997         1996

  Net Sales                $1,887,598  $  527,273  $6,189,811 $1,086,157
  Cost of Sales             1,245,840     292,065   4,936,911    814,722
                           ----------   ---------   --------- ----------
    Gross Profit              641,758     235,208   1,252,900    271,435

 Selling, General &
  Admin. Expenses             298,297     (27,754)    921,038     32,680
 Salaries and
  Compensation                318,203     130,318     938,087    292,374
 Amortization &
  Depreciation                 33,480       3,897     107,152      8,008
 Professional and
    Consulting Fees            66,037      47,368     332,714    115,914
                            ---------    --------   --------- ----------
                              716,017     153,829   2,298,991    448,976

 Income (Loss)
   from Operations           ( 74,259)     81,379  (1,046,091) (177,541)

Other Income and (Expense):
  Interest Expense                 --      (  391)    ( 7,913)  ( 3,482)
  Interest Income              66,014       9,031     202,767     9,031
                            ---------  ----------   --------- ---------
                               66,014       8,640     194,854     5,549

  Net (Loss) - Continuing
               Operations    (  8,245)     90,019    (851,237) (171,992)


Loss from discontinued computer
  board operations                 --     (34,773)   (559,840)  (22,210)

Sale of discontinued operation -
  prepaid phone card -
  UK segment                 3,078,421         --   3,078,421        --

Discontinued prepaid phone
  card segment - U.K.        ( 97,565)         --    (322,774)       --
                             ---------    -------    --------   --------
Net Income (Loss)            2,972,611     55,246   1,344,570   (194,202)

Preferred Dividends           164,838       9,185      369,376    27,556

Income (Loss) Applicable to
  Common Shareholders        2,807,773     46,061      975,194  (221,758)

  Basic Income (Loss)
   per common share              $.22      $0.01         $0.09   ($0.05)

  Diluted Net
   Income (Loss) per share       $.13      $0.01         $0.05   ($0.05)

  Weighted average common
   shares outstanding      12,715,162  5,058,425  10,560,831 4,038,707

     See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Nine Months Ended
                                                 December 31,
Cash Flows from Operating Activities:          1997          1996

Net Income (Loss)from operations           ($ 851,237)     ($171,992)
Loss from discontinued computer
 board operations                            (559,840)     (  22,210)
Loss from discontinued prepaid phone
 card segment - UK                           (322,774)            --
Gain on sale of discontinued prepaid
 UK segment                                 3,078,421             --
                                            --------      ----------
Net Income (Loss)                           1,344,570      (194,202)

Adjustment to reconcile net income
(loss) to net cash provided by (used in)
 operating activities:
        Gain on contract assignment        (2,078,421)
        Unamortized customer base             492,985
        Depreciation and amortization         127,152         56,640
        Stock issued for services                 800         10,335
        Non-cash settlements                       --       (150,143)

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Accounts & Contracts Receivable     (106,465)        46,377
        Inventory                            117,141          1,551
        Deposits & Prepayments              (115,268)       (23,863)

     Increase (Decrease) in:
        Accounts & Contracts Payable      (2,205,396)      (236,210)
        Income taxes                          84,600        (21,250)
                                            --------       --------
           Total Adjustments              (3,682,872)      (316,563)
                                            --------       --------
        Net cash provided by (used in)
              operating activities        (2,338,302)      (510,765)
                                            --------       --------

Cash flows from (used in) investing activities:
        Additions to property,
          plant & equipment                 (331,427)       (43,472)
        Cash acquired with acquisition       110,259        922,687
        Investments                          (23,232)            --
                                            --------       --------
        Net cash provided by (used in)
          investing activities              (244,400)       879,215
                                            --------       --------

Cash flows from (used in) financing activities:
        Advances from (to)shareholders       335,042       ( 83,400)
        Proceeds from sale of
             stock & options               2,260,194        962,166
        Bank overdraft                            --        (42,004)
        Payment of notes payable             (14,651)       (14,045)
        Advance to affiliate                      --        (51,860)
                                            --------       --------
        Net cash provided by (used in)
            financing activities           2,580,585        770,857
                                            --------       --------

Net Increase (Decrease) in cash               (2,117)     1,139,307

Cash, Beginning of Year                    1,297,441          2,689
                                           ---------       --------

Cash, End of Period                       $1,295,324     $1,141,996


                                                Nine Months Ended
                                                  December 31,
                                             1997           1996

Supplemental disclosures of cash flow information:

Non cash investing and financing transactions:
     Acquisition by stock issuance:
        CardCall International           $7,518,357            --
        CyberFax                         $1,000,000            --
        Muller Media                             --      $3,000,000
        Privilege Enterprises                    --      $   10,345
     Preferred stock dividend              $369,376       $  27,556
     Non cash settlements                        --       $ 151,900
     Stock subscriptions receivable              --       $  42,384
     Disposition of prepaid phone
       segment                          ($5,700,000)             --

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

On February 4, 1998, the Company terminated the Purchase and Sale agreement with R&D Scientific whereby ownership reverted back to its original owners. Under the terms of the transaction, Richard Sheppard will resign as a member of the Company's Board of Directors and will be allowed to keep certain stock options he received as a Board Member. There are no operations of R&D included in the accompanying financial statements.
                                   9

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