Form 10-K/A
period 1997-03-31
DCI TELECOMMUNICATIONS INC
filed 1998-05-20
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-KSB/A

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

On June 19, 1995, the Company entered into an agreement to acquire the common stock of R&D Scientific Corporation ("R&D") in a stock for stock purchase, with the Company exchanging 106,250 shares for all of R&D's outstanding stock. The stock of both companies is being held in escrow pending certain cash infusion requirements. The Company was granted an extension until December 31, 1997 to make the cash infusion of $150,000 in order to consummate the transaction with R&D. In consideration for the extension, R&D has the right to terminate the purchase and sale contract at its sole discretion prior to DCI making the cash infusion. The Company has not included R&D in the accompanying financial statements.

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. ("Muller"), (a New York corporation that distributes syndicated programming and motion pictures to the television and cable industry) to acquire 100% of the outstanding common stock of Muller in a stock for stock purchase, with DCI exchanging one million two hundred thousand (1,200,000) shares of common stock for all of the common shares of Muller. The DCI stock was valued at two dollars and fifty cents ($2.50) per share ($3,000,000 in total). The shares of both companies have been deposited with an escrow agent but are included in outstanding common stock for the year ended March 31, 1997.

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

On May 29, 1997 the Company completed the acquisition of CardCall International Holdings, Inc. ("CardCall") whereby DCI acquired all the outstanding common shares and warrants of CardCall in exchange for a maximum of 494,287 common DCI shares, 7,002,406 options to purchase DCI stock at $.20 per share, and 741,432 warrants for DCI stock at $4.00 per share. CardCall develops and markets prepaid phone cards and cellular telephones.

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

R&D Scientific has developed a proprietary data monitoring system for a number of industries including hospitals, blood banks, pharmaceutical companies and government institutions. It assembles and sells a broad product line of data acquisition and control devices for personal computers and has recently introduced a wireless probe which allows the sending and receiving of digital data over existing electrical wiring.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data

The following table sets forth selected consolidated financial data of the Company for the years ended March 31, 1993 through 1997.

STATEMENT OF OPERATIONS DATA (a)

                                     Years Ended March 31,
                     1997          1996         1995      1994       1993
                     ----          ----         ----      ----       ----
Net sales and
   other revenue  $2,165,938  $ 1,297,766     $110,385     --         --

Gross profit         625,887      250,068       63,728     --         --

(Loss) before
    income taxes    (146,547)    (740,885)  (1,095,485)  (103,699)  (844,008)

Net (loss)         ($146,547)   ($740,885) ($1,095,485) ($103,699) ($844,008)

Net (loss)
   per share (b)      ($0.04)      ($0.40)      ($1.95)    ($1.30)   ($13.10)

BALANCE SHEET DATA

Working capital   $1,794,436    ($293,431)   ($247,357) ($399,369) ($375,470)

Total assets       9,091,681      814,527    3,364,196      1,670      2,402

Long-term debt        14,016           --           --         --         --

Stockholders'
     equity        4,385,764      219,881    2,842,060   (397,769)  (373,070)

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

Acquisition Agreements

The acquisitions of CardCall International, CyberFax and DCI UK Limited will be accounted for under the purchase method of accounting under both U.S. and United Kingdom generally accepted accounting principles. The Company believes that CardCall International, operating with the combined networks, financial resources, management, personnel and technical expertise of the Company, CyberFax and DCI UK Limited, will be better able to capitalize on the world wide growth opportunities in the telecommunications industry. In addition, the Company expects these companies will be able to derive significant advantages from the more efficient utilization of their combined assets, management and personnel. None of the operations of these three companies are included in the year ended March 31, 1997 results.

Liquidity and Capital Resources

On December 30, 1994 and January 5, 1995 the Company acquired the assets of Sigma Telecommunications and Alpha Products through the issue of 1,330,000 shares of common stock, and renamed the Company DCI Telecommunications, Inc. The liabilities remaining from the former Fantastic Foods International, Inc. at acquisition left the Company with negative working capital and little financing capability. In November 1996 the Company
acquired Muller Media, through the issue  of  common  stock.   The
acquisition of Muller Media greatly improved the Company's financial position, and at March 31, 1997 the current ratio was a positive 1.9 to 1 and cash on hand was $1,287,000.

However, cash used in operations was $646,000 and $298,000 in the years ended March 31, 1997 and 1996 respectively. The Company was able to overcome these shortfalls from the sale of common stock and proceeds from the exercise of stock options.

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

Consolidated Results of Operations

The following provides a discussion of the Company's consolidated results, comprised of the Company and its wholly owned subsidiaries, (Privilege Enterprises Limited, and The Travel Source, LTD) and Muller Media as if the purchase agreement with Muller were completed. References herein to the years 1997, 1996 and 1995 refer to the Company's Fiscal Years ended March 31.

Results of Operations - 1997 Compared to 1996

                        1997           1996
Net Sales           $2,165,938     $1,297,766

Net sales increased $868,172 or 67% in 1997 compared to 1996. The increase is principally due to Muller Media sales since its acquisition in November 1996. Small increases in Technology and Travel Agency sales also contributed to the increase.

                        1997           1996
Cost of Sales       $1,540,051     $1,047,698

Cost of sales increased $492,353 or 47% in 1997. Cost of sales associated with Muller Media sales for the four months since its acquisition amounted to approximately $385,000. In addition, cost of sales for the Technology Group and Travel Agency rose due to higher sales and more salaries allocated to cost of sales.

                                               1997      1996
Selling, General and Administrative         $245,292   $300,059

Selling, General & Administrative expenses declined $54,767 in 1997. Expenses increased approximately $170,000 as a result of several months of
activity  from  Muller  and  PEL (acquired  in  November  1996).   However,
increased debt settlements, lower director fees and various other reductions entirely offset the Muller and PEL increases.

                                   1997           1996
Salaries and Compensation        $348,867       $346,943

Salaries increased $1,924 in 1997. Salaries of Muller and PEL since their acquisition amounted to $176,830 but was significantly offset due to the allocation of more salaries to cost of sales.

                                        1997        1996
Professional and Consulting Fees      $89,981     $128,954

Professional and consulting fees declined $38,973 or 30% in 1997. Increased fees as a result of Muller and PEL activity since acquisition totaled $40,874 and was offset by lower fees associated with debt settlements and the expanded use of internal resources for administrative responsibilities.

                                       1997         1996
Amortization and Depreciation        $277,737     $193,059

Amortization and depreciation declined $92,703 in 1997. The amortization of Muller goodwill begining in 1997 resulted in an increase of $24,000. This was more than offset by the absence of goodwill amortization of the former Casino Marketing trademarks which totaled $117,000 in 1996.

Other Income and Expense
                              1997           1996
     Interest (Expense)    ($ 4,872)      ($19,421)
     Interest Income        $19,571           $120

Interest expense declined $14,549 in 1997 due to the overall decline in corporate debt. Interest income in 1997 is almost entirely due to Muller's short term investments.

Results of Operations - 1996 Compared to 1995 (excluding Travel Source in both years since 1995 not available).

                        1996           1995
Net Sales            $ 269,612     $ 110,385

Net sales in 1996 amounted to $269,612 compared to only $110,385 in 1995. Sales in 1996 include a full twelve months of telecommunications, data acquisition and computer related sales while sales in 1995 reflect only three months of operations. There were no operations earlier in the 1995 fiscal year.

                        1996           1995
Cost of Sales        $ 124,079       $ 46,657

Cost of sales in 1996 reflects twelve months of telecommunication, data acquisition and computer related costs while 1995 costs reflects only three months of activity.

                              1996           1995
Salaries and Compensation  $ 301,650     $ 112,819

Salaries and compensation rose from $112,819 in 1995 to $301,650 in 1996 almost exclusively due to twelve months activity versus only three months activity in 1995.

                                            1996          1995
Selling, General and Administrative      $ 249,168     $ 125,868

Selling, general and administrative expenses increased to $249,168 in 1996, compared to $125,868 in 1995. The increase represents utilities, rent, travel and other expenses associated with a full year of operations.

                                           1996        1995
Professional and Consulting Fees        $ 127,057   $ 768,631

Professional  and  consulting fees decreased from  1995  due  to  the  high settlement of legal issues in the year ending March 31, 1995. This variance is also due to the inclusion in 1995 of stock related to Casino
Marketing   employees and stock to the former president and others  for services to establish the Company.

                                       1996          1995
Amortization and Depreciation       $ 194,561     $ 18,901

Amortization and depreciation increased to $194,561 in 1996 from $18,901 in 1995. Amortization in 1996 includes twelve months of customer base totaling
$65,375 and $117,000 Casino Marketing trademarks. Amortization   in  1995
included  only  three  months  of  customer  base amortization totaling
$13,672.

                                   1996           1995
Other Income and (Expense)     ($ 19,301)     ($ 74,494)

Net other expense declined $55,193 in 1996 compared to 1995, principally due to the inclusion in 1995 of settlement expenses associated with the former Fantastic Foods obligations.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of June 11, 1997 by: (i) each of the Company's executive officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, and
(iii) all of the Company's officers and directors as a group:

   Name of           Amount and Nature of
Beneficial Owner     Beneficial Ownership   Percent of Class

(i)Joseph J. Murphy     1,530,019              14.2%

   Larry Shatsoff         442,150              4.1%

   Richard Sheppard       260,000              3.3%

   John J. Adams          215,312              2.0%

   Carter H. Hills        252,000              2.3%

   Paul Bettencourt         6,897               .1%

   Lois Morris             14,706               .1%

   Donald Mactaggart      200,000              1.9%


(ii) Robert Muller      1,298,000 (a)         12.1%

(iii)  All executive officers and
 directors as a group   3,016,709 (b)         28.1%

NOTES:
(a) Includes 1,200,000 shares upon completion of acquisition of Muller Media
(b) Included in shares owned above are shares which the beneficial owner has the right to acquire from options within sixty days as follows: J. Murphy, 600,000 shares; L. Shatsoff, 350,000 shares; R. Sheppard, 260,000 shares; J. Adams, 185,000 shares; C. Hills, 100,000 shares

ITEMS 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     (a) (3) and (c) Exhibit (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.         Description                   Page No.

(1)            Stock Purchase and Sale Agreement    E-1
                between DCI Telecommunications, Inc.
                and The Travel Source Limited and
                Lois Morris and Sandra Perry

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

As discussed in Note 1 to the financial statements, the Company's 1997 and 1996 financial statements included the results of operations of R&D Scientific Corporation as if the stock purchase agreement between the Company and R&D Scientific was completed. The stock purchase agreement was terminated subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.


Schnitzer & Kondub, P.C.


Eastchester, New York
June 18, 1997 except for Note 1, as to which the date is December 18, 1997.

                          DCI Telecommunications, Inc.
                           Consolidated Balance Sheets

                                                      March 31,
ASSETS                                           1997           1996

Current Assets:
Cash                                         $1,287,441       $ 2,814
Restricted cash                                  10,000        10,000
Investments                                      43,575
Accounts Receivable                           2,182,196        50,585
Due from shareholders                             4,160       106,412
Due from affiliate                               85,000
Prepaid expenses                                 42,818
Inventory                                        27,685        27,169
                                              ---------      --------
Total Current Assets                          3,682,875       196,980

Property and equipment                          245,196        65,227
Less: accumulated depreciation                  116,207        24,635
                                              ---------      --------
Net property and equipment                      128,989        40,592

Investment in
 CardCall International Holdings, Inc.        1,500,000
Accounts receivable                           1,114,389
Deferred financing costs                        175,242
Deposits                                         15,034         2,250

Other Assets
    - customer base                             653,752       653,752
    - costs in excess of
        net assets acquired                   1,989,823
                                              ---------      --------
                                              2,643,575       653,752
Less: Accumulated amortization                  168,423        79,047
                                              ---------      --------
Net other assets                              2,475,152       574,705
                                              ---------      --------

Total Assets                                $ 9,091,681    $  814,527
                                            -----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank overdraft                                 $             $42,004
Notes and settlements payable                     6,479      165,624
Accounts payable and accrued expenses           214,925      282,783
Participations payable                        1,533,966
Income taxes payable                            133,069
                                              ---------    ---------
Total Current Liabilities                     1,888,439      490,411


                                  F-2 (1)

Participations payable                          888,307
Long Term Debt                                   14,016
Preferred Stock dividend                        140,976      104,235
Deferred Income taxes                           274,179
Redeemable, convertible preferred stock $1,000
par and redemption value, 2,000,000 shares
authorized, 1,500 shares issued
and outstanding                               1,500,000
                                              ---------     ------_
Total Liabilities                             4,705,917      594,646

Commitments and Contingencies (Note 11)

Shareholders' Equity:

9.25% cumulative convertible, preferred
stock $100 par value, 5,000,000 shares
authorized,  3,972 shares issued and
outstanding                                     305,000      305,000

Common stock, $.0001 par value,
 500,000,000 shares authorized,
 7,931,118 and 2,299,176 shares issued
 and outstanding                                   793           230
Paid in capital                              4,261,833       (55,513)
Treasury Stock                                     (13)          (29)
Unrealized Capital Loss                         (5,495)
Retained earnings subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated $4,578,587)               (176,354)     ( 29,807)
                                             ---------      --------
  Total Shareholders' Equity                 4,385,764       219,881

Total Liabilities and Shareholders' Equity $ 9,091,681    $  814,527



     See Accompanying Notes to Consolidated Financial Statements




                                  F-2 (2)

                              DCI Telecommunications, Inc.
                      Consolidated Statements of Operations

                                               Year Ended March 31,
                                                1997         1996

Travel Service sales                        $1,088,713   $1,028,154
Product Sales                                1,077,225      269,612
                                            ----------   ----------
Net Sales                                    2,165,938    1,297,766

Cost of sales - travel                         978,573      923,619
Cost of sales - product                        561,478      124,079
                                            ----------   ----------
Cost of Sales                                1,540,051    1,047,698

Gross Profit                                   625,887      250,068

Selling, General & Administrative Expenses     245,292      300,059
Salaries and Compensation                      348,867      346,943
Professional and Consulting Fees                89,981      128,954
Amortization and Depreciation                  102,993      195,696
                                             ---------    ---------
                                               787,133      971,652

(Loss) from Operations                        (161,246)    (721,584)

 Other Income and (Expense):
   Interest Expense                            ( 4,872)     (19,421)
   Interest Income                              19,571          120
                                            ----------    ---------
                                                14,699      (19,301)

  Net (Loss)                                 ($146,547)   ($740,885)
                                            ----------   ----------
Dividends on preferred stock                   (36,741)    (27,921)

Loss applicable to common shareholders        (183,288)   (768,806)
                                            ----------   ---------
Net (loss) per common share                     ($0.04)     ($0.40)

Weighted average common shares
   outstanding                               4,879,889   1,927,364

   See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
              Consolidated Statements of Stockholders' Equity
                    Years ended March 31, 1997 and 1996

                                                         Unrealized
                                 Added                    Capital
Preferred Stock   Common Stock   Paid in  Treas. Accum.   (Losses)
 Shares Amount   Shares  Amount  Capital  Stock  Deficit    Gains    Total
 ------ -------  ------- ------ --------  -----  -------  --------- -------
Balances, April 1, 1995
 2,750 $265,000 2,115,324 $212 $6,486,170      ($3,984,509)        $2,766,873

Preferred stock dividend
                                  (27,921)                           (27,921)

Shares issued for options exercised
                   16,819    2    235,372                             235,374

Shares issued for services
   822             46,150    4    298,133                             298,137

Shares canceled - employment contracts
                                 (781,237) (13)                      (781,250)

Shares sold
   400   40,000   120,883   12    116,972                             156,984

Quasi reorganization  - 12/31/95
                               (6,383,002) (16) 4,695,587          (1,687,431)

Net Loss
                                                 (740,885)           (740,885)
------ -------- --------- ---- ---------- ----- ----------   ----- ----------
Balances, March 31, 1996
 3,972 $305,000 2,299,176 $230  ($55,513) ($29) ($ 29,807)          $  219,881

Preferred Stock dividend
                                ( 36,741)                              (36,741)

Shares issued for options exercised
              -   678,700   68    140,736                             $140,804

Shares issued for services
                  176,211   18     93,402                               93,420

Shares issued for Stock of Muller Media
                1,200,000  120  2,999,880                            3,000,000

Shares issued for Stock of Bettencourt and Associates
                    6,897    1     10,344                               10,345

Shares sold
                3,195,181  319  1,026,454                            1,026,773

Shares issued for settlements
                   42,000    4     83,320                               83,324

Shares issued for investment in CardCall
                  545,453   54        (54)                                   0

Shares cancelled
                 (212,500) (21)         5   16                               0

Change in unrealized capital losses
                                                            (5,495)     (5,495)

Net Loss
                                                 (146,547)            (146,547)
------ -------- --------- ---- ---------- ----  ---------  -------  ----------
Balances March 31, 1997
 3,972 $305,000 7,931,118 $793 $4,261,833 ($13) ($176,354) ($5,495) $4,385,764


See accompanying notes to consolidated financial statements

                         DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows

Cash Flows from Operating Activities:             Year Ended March 31,
                                                     1997       1996
Net Loss                                          ($146,547)  ($740,885)
Adjustment to reconcile net loss to net
cash from (used in) operating activities:
        Depreciation and amortization               102,898    195,696
        Stock issued for services                    11,120    266,671
        Note and Account Settlements               (146,819)   (92,231)
        Accrued Interest                                         5,600
        Loss on property disposition                            30,007

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Investments                                     526
        Accounts Receivable                         371,736    (25,820)
        Inventory                                      (516)     6,006
        Deposits                                     (1,284)    (5,920)
        Prepayments                                 (27,353)
        Deferred Financing Costs                   (175,242)

     Increase (Decrease) in:
        Accounts Payable and accrued expenses      (217,445)    63,247
        Contracts Payable                          (319,563)
        Income taxes                                (97,661)
                                                   --------    -------
            Total Adjustments:                     (499,603)   443,256
                                                   --------   --------
        Net cash from (used in) operating
            activities                             (646,150)  (297,629)

Cash flows from (used in) investing activities:
        Additions to property, plant &
           equipment                                (40,082)    (3,595)
        Cash acquired with acquisitions             878,586
        Investment in CardCall
           International                         (1,500,000)
        Investment in Muller Media                  (98,962)
                                                 ----------   --------
        Net cash (used in) from investing
           activities                              (760,458)    (3,595)

Cash flows from (used in) financing activities:
        Proceeds from stock options                 140,804    282,117
        Proceeds from sale of stock               1,026,773    145,000
        Bank overdraft                              (42,004)    11,936
        Payment of notes payable                     (2,843)
        Proceeds from sale of Preferred
            Stock                                 1,500,000
        Due from affiliate                          (85,000)
        Note payable - shareholder                   23,962    (50,000)
        Due from Shareholders                       129,543    (91,784)
        Proceeds from affilates                                  6,077
                                                 ----------   --------
        Net cash (used in) from financing
            activities                            2,691,235    303,346

Net Increase in cash                              1,284,627      2,122

Cash, Beginning of Year                               2,814        692
                                                 ----------   --------
Cash, End of Year                                $1,287,441    $ 2,814

See Accompanying Notes to Consolidated Financial Statements

                            DCI Telecommunications, Inc.
                     Consolidated Statements of Cash Flows


                                                     Year Ended March 31,
                                                       1997      1996

Supplemental disclosures of cash flow information:

Cash Paid for Interest                               $21,000       $25,000

     Non cash investing and financing transactions:
      Acquisitions by stock issuance:

          Muller Media                            $3,000,000
          Bettencourt and Associates                 $10,345
      Non cash settlements                          $165,624
      Fixed Assets Acquired by Debt                 $ 22,195


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

In the year ended March 31,1997 the Company acquired The Travel Sources Ltd., a travel agency, and the assets of Paul Bettencourt Associates
(PEL), a value added marketing card company. (see note 3)

On June 19, 1995, DCI entered into an agreement to acquire the common stock of R&D Scientific Corp. ("R&D"), (a New Jersey Corporation which develops computer software programs) for 106,250 shares (to be adjusted on or before December 31, 1997 for a value of $1,700,000).

The Company's previously issued financial statements included the operations of R&D from June 19, 1995, the date of the purchase and sale agreement. The accompanying financial statements do not include any results from R&D as the Company and R&D did not consummate the purchase and sale agreement.

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. ("Muller"), (a New York corporation that distributes syndicated programming and motion pictures to the television and cable industry) to acquire 100% of the outstanding common stock of Muller in a stock for stock purchase, with DCI exchanging one million two hundred thousand (1,200,000) shares of common stock for all of the common shares of Muller. The DCI stock was valued at two dollars and fifty cents ($2.50) per share ($3,000,000 in total). The shares of both companies have been deposited with an escrow agent but are included in outstanding common stock for the year ended March 31, 1997.

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

In the year ended March 31, 1995, DCI entered into an agreement to purchase Casino Marketing, Inc. In the year ended March 31, 1996, the Company determined that the value of the trademarks should be $0 and wrote off $1,507,000 of the net remaining investment in Casino Marketing as part of its quasi reorganization. The 162,500 shares of stock issued for the trademarks, which had been held in escrow, were returned to the Company and were cancelled. Amortization recorded in the first two quarters of 1996 totaled $117,000.

Quasi Reorganization

At the Annual Meeting of Shareholders on July 26, 1995, the shareholders approved a quasi reorganization of the Company to adjust the carrying value of assets and liabilities to their fair market value. The Company reduced its inventory valuation by $63,182. The accumulated deficit of $4,695,587, at December 31, 1995, the effective date of the reorganization, was eliminated in full and charged to paid in capital. Retained earnings (deficit) starting date is January 1, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (Privilege Enterprises Limited and The Travel Source, LTD.) and Muller as if the stock purchase agreement with Muller were completed. Material intercompany balances and transactions have been eliminated in consolidation.

Cash

For purposes of the statement of cash flows, the Company considers cash as cash held in operating accounts and all highly liquid investments with a maturity of three months or less to be cash equivalents.

Restricted cash includes $10,000 which is collateral for a $10,000 letter of credit with a commercial bank that expires April 30, 1998.

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

Travel agency revenues are recorded when a customer makes a reservation for at trip. Reservations are accepted upon payment by the agency's customers with a credit card or check.

Revenue from the distribution of the value added consumer discount cards is recorded upon delivery of the cards to the customer.

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

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (Goodwill) of $1,989,823 represents the consideration paid in excess of net assets acquired in the Muller Media acquisition. Accumulated amortization at March 31, 1997 was $24,000. Goodwill is being amortized over 20 years.

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

Income Taxes

The  Company  accounts  for  income  taxes  under  Statement  of  Financial
Accounting  Standard No. 109, "Accounting for Income Taxes."   The  Company
files a consolidated tax return with its subsidiaries. Muller files a separate tax return based upon its individual financial results.

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

On March 31, 1997 DCI entered into an agreement with CardCall to purchase all of the issued and outstanding common shares (8,238,125) and warrants to purchase common shares of CardCall. CardCall's Board of Directors had approved the agreement on March 29, 1997, subject to shareholder approval. In connection with this transaction for each 100 shares of common stock of CardCall held by a shareholder, DCI will issue up to 6 shares of common stock and a warrant to purchase
9 shares of common stock for $4.00 per share on or before February 28, 2001.

In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement for each 100 shares of CardCall held by such shareholder at a purchase price of $.20 per share.

CardCall will be accounted for as a purchase, and is not included in the financial statements. Summarized unaudited financial data of CardCall at March 31, 1997 and 1996 is as follows:

                                 1997                1996
Net Sales                   $ 6,497,932        $ 4,345,595
Cost of Sales                 6,873,153          3,916,140
                            -----------        -----------
Gross Margin                   (375,221)           429,455

Selling, General and          3,398,661          1,940,492
Administrative Expenses

(Loss) from  Operations      (3,773,882)        (1,511,037)
Interest Expense                 42,943             53,446
Net (Loss)                  ($3,816,825)       ($1,564,483)
                               =========          =========
Cash                           $ 165,041         $ 292,121
Accounts Receivable            1,988,677           358,800
Fixed Assets, Net                791,711           512,716
Other Assets                     269,687           192,526
Total Assets                  $3,215,116        $1,356,163
                               =========           ========
Accounts Payable and
   Accrued Expenses           $5,219,530        $1,413,695
Due to Related Parties                 0           363,292
Long-Term Debt                    56,652            92,874
Other Liabilities                107,975            82,727
Total Liabilities            $ 5,384,157       $ 1,952,588
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

Summarized financial data of Muller included in the financial statements since November 26, 1996, date of stock purchase agreement, is as follows:

                                                       1997
                                                     ---------
     Net Sales                                       $ 825,225
     Cost of Sales                                     378,631
                                                     ---------
     Gross Profit                                      446,594

     Selling, General & Administrative Expenses        119,416
     Salaries and Compensation                         133,361
     Professional Fees                                  23,348
     Depreciation                                        2,106
                                                      --------
                                                       278,321
                                                      --------
     Income from Operations                            168,273
     Interest Income                                    18,313
                                                      --------
     Net Income                                      $ 186,586
                                                        ======
     Cash                                            $ 936,973
     Accounts Receivable                             2,095,375
     Investments                                        43,575
     Fixed Assets, Net                                  26,608
     Long-Term Accounts Receivable                   1,114,389
     Other                                              33,645
                                                     ---------
     Total Assets                                  $ 4,250,565
                                                       =======
     Accounts Payable and Accrued Expenses         $   136,141
     Participations Payable - Current                1,533,966
     Income Taxes                                      132,819
     Participations Payable - Long-Term                888,307
     Deferred Income Taxes                             274,179
                                                    ----------
     Total Liabilities                              $2,965,412
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

The Travel Source, LTD.

On March 25 ,1997 the Company issued 29,412 shares of common stock for all of the outstanding shares of The Travel Source LTD. ("Travel Source") a travel agency. The acquisition has been accounted for as a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Travel Source for all periods presented. No adjustments were necessary to the net assets or income (loss) of the combining companies as a reult of the pooling of interest. Since Travel Source was acquired on March 25,1997, all operations were considered prior to date of acquisition. Net sales and net (loss) earnings of the separate companies are as follows:

                                Years ended March 31,
                                  1997         1996
     Net Sales:
     DCI                     $ 1,077,225    $ 269,612
     Travel Source             1,088,713    1,028,154
                             -----------  -----------
     Combined                $ 2,165,938  $ 1,297,766
                                ========     ========
     Net(Loss) Earnings:
     DCI                      ($ 163,948)  ($ 746,324)
     Travel Source                17,401        5,439
                             -----------  -----------
     Combined                 ($ 146,547)  ($ 740,885)
                                ========     ========

Note 4. Pro Forma Financial Information (Unaudited)

The following table summarizes the unaudited pro forma results of operations of the Company for the fiscal years ended March 31, 1997 and 1996, assuming the acquisitions of CardCall, Muller, PEL and Travel Source had occurred on April 1, 1995. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1995 or of future results of operations.


                                 1997         1996
Net Sales                    $11,864,430  $ 7,260,069
Cost of Sales                 10,590,488    5,876,784
                             -----------  -----------
Gross Margin                   1,273,942    1,383,285
Selling, General and
   Administrative Expenses     5,069,566    3,748,940
                             -----------  -----------
(Loss) from  Operations       (3,795,624)  (2,365,655)
Interest Income                   49,205       40,149
Interest Expense                 (47,815)     (72,867)
                             -----------  -----------
Net (Loss)                  ($ 3,794,234) ($2,398,373)

(Loss) per Share                  ($ .27)      ($ .21)

Cash                         $ 1,462,482  $ 1,297,807
Accounts Receivable            5,285,262    2,058,456
Fixed Assets, Net                920,700      586,595
Intangible Assets              3,975,152      574,705
Other Assets                     673,201      406,116
                             -----------  -----------
Total Assets                 $12,316,797  $ 4,923,679
                               =========     ========
Accounts Payable and
    Accrued Expenses         $ 7,833,132  $ 3,105,191
Income Taxes                     407,398      386,231
Due to Related Parties                        363,292
Long-Term Debt                    70,618       92,874
Other Liabilities                148,366      323,157
                             -----------  -----------
Total Liabilities            $ 8,459,514  $ 4,270,745
                                ========     ========

Note 5. Common Stock

During the year ended March 31,1997 the Company raised approximately $1,026,000 in cash by issuing 3,195,181 common shares under Regulation 504 and 505 of the securities act.

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

The Company accounts for stock options under APB Opinion No. 25 "Accounting for Stock Issued to Employees" under which no compensation expense is recongnized. In the year ended March 31, 1996 the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operation for its stock option plan as required by APB Opinion No. 25.

For disclosure purposes the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted in 1996 and 1997: Annual dividends 0, expected volatility 88%, risk free interest rate of 5.56% and expected life of five years for all grants.

Under the above model, the total value of stock options granted in 1997 and 1996 was $3,258,000 and $56,000. Had the Company determined compensation cost for this plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been ($3,441,288) and ($.71) in 1997 and ($824,806) and ($.42) in 1996. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Summarized information regarding stock options outstanding and exercisable at March 31,1997 is as follows:

                            Number of shares      Average price
Outstanding at April 1,1995         -0-                -0-
Granted                           114,819           $   .70
Exercised                         (16,819)          $  1.40
                                  -------
Outstanding at March 31,1996       98,000           $   .58
Granted                         3,450,000           $   .19
Exercised                        (678,700)          $   .19
                                ---------
Outstanding at March 31,1997    2,869,300           $   .20
                                ========

Note 6. Investments

At March 31, 1997, the Company has classified all of its equity securities as available-for-sale and, accordingly, has reported the securities at approximate market value, with unrealized gains and losses, net of applicable income taxes, excluded from operations and reported as a separate component of stockholder's equity as follows:

     Marketable securities, at cost          $ 49,070
     Unrealized loss                            5,495
                                             --------
     Market value                            $ 43,575
                                               ======
Investments  consist  of   bond  mutual  funds.   No  sales   of
securities took place during the year ended March 31, 1997.

Note 7. Accounts Receivable

Included in the 1997 current accounts receivable are Muller Media accounts receivable totaling $2,074,375. This balance represents those amounts contractually due within one year of the balance sheet date. Muller also has balances due under these contracts with contractual payment terms over one year totaling $1,114,389. This balance has been classified as a long term receivable.

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

Series A
---------
The holders of the preferred shares are entitled to receive dividends at 9.25% per annum at the time legally available. Such dividends are cumulative from the date of purchase of the stock. The preferred shares are non-voting and in the event of liquidation of the Company the preferred shareholders are entitled to payment of an amount equal to par value of the preferred shares before any distribution to other shareholders. The preferred shares may be converted at the option of the holder, into 1/3 share of common stock for each share of preferred stock through January 1, 1997. Upon conversion shareholders are entitled to receive payment of any accrued but unpaid dividends except for the final calendar quarter prior to conversion.

During the year ended March 31, 1996, the Company sold 400 shares of Series A preferred stock for $40,000, and issued 822 shares of Series A preferred stock for services rendered the Company.

There are no stated redemption terms associated with the Company's preferred stock. No preferred stock dividends have been declared or paid in the years ended March 31, 1997 and 1996. Accrued preferred stock dividends at March 31, 1997 and 1996 are $140,976 and $104,235 respectively.

Note 9.  Long Term Debt

Long-term debt consists of the following:
                                                             March 31,
                                                        1997        1996

Equipment financing note bearing interest at 17.17%
secured by the equipment purchased, payable in
monthly installments of $132 due in March, 2000.        3,620        -0-

Equipment financing note bearing interest at 17.17%
secured by the equipment purchased, payable in
monthly installments of $661 due in December, 1999.    16,875        -0-
                                                      -------     ------

                                                       20,495        -0-
Less current portion oflong-term debt                   6,479        -0-
                                                      -------     ------

                                                   $   14,016        -0-
                                                     ======        ======

Aggregate annual principal payments are as follows;

1998 $6,479: 1999 $7,794: 2000, $6,222

Note 10.  Related Party Transactions

During the years ended March 31, 1997 and 1996, the Company made payments for liabilities on behalf of certain officers and shareholders. These payments are being repaid to the Company primarily by cash payments and salary reductions. The amount due from the officers and shareholders was $4,160 and $106,412, at March 31, 1997 and March 31, 1996,
respectively.

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

In the opinion of management, the ultimate outcome of the above litigation will have no material effect on the financial position, results of operations or cash flows of the Company.

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

Note 12.  Notes and Settlements  Payable

     Amounts due at March 31, 1997 and 1996   consist of the following:

                                                    1997         1996

     Current portion of long-term debt            $ 6,479        $ -0-

     Note payable - stockholder                        -0-      50,000
     In connection with a judgment of $119,000 against the Company for liability incurred while it was operating as Fantastic Foods. The Company entered into a settlement agreement to pay the claimant $80,000 and issue 60,000 shares of common stock. In the year ended March 31,1997 an additional
      40,000 common shares were issued to settle the judgment.

     Note payable - Vendor                             -0-      87,578
     This represents a judgment of $60,000 against the Company for liability incurred while it was operating as Fantastic Foods. The amount includes interest and costs of $27,578 which is accruing at 18% per annum. This judgment was settled in the year ended
     March 31,1997 by the assumption of the debt by the chief executive officer of the Company

     Settlement of claims for compensation
     and expense reimbursement by former
     employees and affiliated persons                 -0-      28,046
                                                ---------   ---------
                                                $   6,479   $ 165,624
                                                   ======      ======

Note  13. Employee Benefit Plans

The Company and its subsidiaries do not have employee pension plans. Muller maintains a defined contribution plan for its
employees.    Pension  expense was $10,000 since  the  date  of  the  stock purchase agreement with Muller.

Note 14.  Property and Equipment

Property and equipment consist of:

                                                       March 31,
                                                     1997       1996
     Computer Equipment and Software                85,535      49,804
     Furniture and Fixtures                        159,661      15,423
                                                   -------     -------
                                                   245,196      65,527
     Accumulated Depreciation                     (116,207)   ( 24,635)
                                                  --------    --------
                                                  $128,989    $ 40,592
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


                  Media    Consumer    Technology  Corporate  Consolidated
Sales           $825,225   $1,123,69   $217,016         0        $2,165,938
Operating(Loss)
  Earnings      $168,273    ($54,293)   $15,032    ($290,258)     ($161,246)
Identifiable
  Assets      $6,216,388     $95,481  $  595,499  $2,184,313    $ 9,091,681
Depreciation     $ 2,106       $ 352     $ 1,850     $ 9,309       $ 15,772
Capital
  Expenditures         0     $17,141    $ 22,195     $23,851       $ 63,187

The Company's operations are classified into three business segments as follows:

Media - Includes the national distribution and syndication of feature films and programs to the broadcast and cable T.V. industry.

Technology  -  Includes the design and production of computer equipment.

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

                          EXHIBIT  1

                Stock Purchase and Sale Agreement
               Between DCI Telecommunications, Inc.
                  and The Travel Source Limited
                and Lois Morris and Sandra Perry

              STOCK PURCHASE AND SALES AGREEMENT


AGREEMENT  made  this  March  25,  1997,  by  and  between  DCI
Telecommunications, a Colorado corporation ("Purchaser") and Travel Source Limited (TSL), a Rhode Island corporation and
Lois Morris and Sandra Perry ("Seller").

WHEREAS, the SELLER desires to sell to the PURCHASER and the PURCHASER desires to purchase from the SELLER all of the issued and outstanding stock of TSL, a Rhode Island corporation.

WHEREAS, the Parties desire to evidence the Stock Purchase and Sales Agreement in a writing between them.

NOW, THEREFORE, the Parties mutually agree as follows:


ARTICLE I - SALE & PURCHASE OF SHARES OF CAPITAL STOCK OF TSL

1.01 In consideration of the payment of Twenty Nine Thousand Four Hundred Twelve (29,412) shares of DCI, hereinafter called the "Purchase Price", payable upon the terms and conditions provided herein, the SELLER shall sell to the PURCHASER and, the PURCHASER shall purchase from TSL all of the shares of the Capital Stock of TSL which the SELLER represents and warrants shall constitute at the Closing one-hundred percent (100%) all of the authorized, issued and outstanding shares of TSL. The PURCHASER in reliance upon the representations, agreements and warranties of the SELLER contained herein and subject to the terms and conditions of this Agreement shall purchase such shares from the SELLER at the Closing for the Purchase Price as set forth above, which Purchase Price shall be payable in the following manner:

(a) 29,412 shares of DCI 144 Common stock at closing. SELLER shall have full piggy-back registration rights for such stock.

(b) Said shares are valued at a market price of $3.40 per share. It is further agreed that six months from closing if the shares of DCI are selling (based on an average of the bid and asked price on such day) at less than $3.40 per share, DCI shall give SELLER additional shares of 144 stock, at the then current average price, to bring the total purchase back to $100,000. (The price will be determined by taking an average between the bid and ask.)

c)  SELLER will have one seat on the Board of Directors of DCI.
This person will be designated by SELLER.

d) SELLER, or either of them, will have the right of first refusal if TSL is put up for sale by DCI. DCI shall give written notice to Seller of any bona fide offer to purchase TSL which DCI desires to accept. Such notice from DCI shall contain the name of the proposed purchaser together with all of the terms and conditions, including, without limitation, price, of such offer. SELLER shall have a period of thirty (30) days thereafter to notify DCI if SELLER desires to match such offer. If SELLER desires to match such offer, SELLER and DCI shall proceed to consummate such transaction within thirty (30) days after receipt by DCI of SELLER's notice. If SELLER notifies DCI that it does not desire to match such offer or fails to submit a response within such thirty (30) day period, DCI shall be free to consummate the transaction described in its notice to SELLER with the party named therein upon the terms and conditions provided therein within the next thirty (30) days. Thereafter, this Section 1.02(d) shall remain in full force and effect.

e) Lois Morris and Sandra Perry will have employment contracts.
DCI shall allow Morris and Perry to manage the daily operations
of   TSL  as  they  see  fit  in  the  best  interests  of  the
Corporation.

f) DCI shall reimburse $3,000 of legal fees incurred by SELLER in connection with the transactions described herein.

1.02   Seller  shall  provide  at  closing  to  PURCHASER,   in
accordance with generally accepted accounting principles, a balance sheet and profit and loss statement as of December 31, 1996.

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF THE SELLER

2.01 The SELLER represents and warrants to the PURCHASER as follows:

(a) Organization and Standing: TSL is a Corporation duly organized, validly existing and in good standing under the Laws of the State of Rhode Island;

(b) Corporate Power and Authority: TSL has full power and authority to conduct its Business as presently conducted and is in compliance with all applicable laws. TSL has full power and authority to enter into this Agreement and to carry out the transactions contemplated herein. TSL has taken all actions required by Law, its Charter, its Certificate of Incorporation, its By-Laws or otherwise, to authorize the execution and delivery of this Agreement and will take all further actions necessary to carry out the transactions contemplated herein prior to Closing;

(c)   Binding  Effect:   This Agreement, when  executed,  shall
constitute a binding Agreement of the SELLER and will be enforceable against the SELLER in accordance with its terms;

(d) Title to Property: The SELLER has good and marketable Title to the outstanding Capital shares of Stock of TSL as of the execution date of this Agreement free and clear of any security interest, liens, claims, options or encumbrances and, will have such Title at Closing. No other Party has any interest directly or indirectly in any of the shares in the Corporate Stock of TSL and, the SELLER will hold the PURCHASER harmless from any claims to the contrary. At the time of Closing, TSL will have good and marketable Title to all of the equipment described on Schedule A attached hereto and made a part hereof, together with all accounts receivable, inventory, licenses, trademarks, fixtures, prepaid taxes, prepaid expenses, and notes receivable, free and clear of any security interest, liens, claims, liabilities, options or encumbrances;

(e) Litigation: There is no litigation, proceeding, material claim, investigation or material unasserted claim which the SELLER believes is probable of assertion, pending or threatened against or relating to TSL before any court, governmental authority or arbitration board and, there will be no such claims at time of Closing which claims arose during a period of time prior to Closing, said claim shall be the responsibility of the SELLER and, the SELLER shall hold the PURCHASER harmless therefrom;

(f) Liabilities at Closing: At the time of Closing: TSL will have no liabilities of any nature, except as set forth on Schedule B attached to this Agreement.

2.02 Survival of Representations and Warranties: The representations and warranties of the SELLER made in or pursuant to this Agreement shall survive and remain valid and enforceable beyond the date of the execution and delivery of this Agreement and the Closing of the transactions contemplated herein for a period of one (1) year. A claim for a SELLER's breach of representations and warranties must be asserted in writing to the SELLER by the Purchaser.

ARTICLE III - REPRESENTATIONS OF PURCHASER

3.01  Purchaser represents and warrants to Seller as follows:

3.0 Organization: DCI is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Colorado, with the corporate power and authority to carry on its business as now being conducted. DCI is duly qualified to do business in each jurisdiction in which the nature of its business requires it to be so qualified. The execution and delivery of this Agreement and the consummation of the transactions being contemplated in the Agreement have been, or will be prior to Closing, duly authorized by all requisite corporate actions on the part of DCI, to the extent, if any, that such authorizations are necessary. This Agreement has been duly executed and delivered by DCI and constitutes the valid, binding, and enforceable obligation of DCI.

3.1 Ability to Carry Out Agreement: The execution and performance of this Agreement will not violate, result in a breach of, or constitute a default in, any provisions of applicable law, any agreement, instrument, judgment, order or decree to which DCI is a party or to which DCI is subject, other than such violations, breaches, or defaults which, singularly or in the aggregate, do not have a material adverse effect on the business as a whole or on the enforceability or validity of this Agreement. No consents of any persons under any contract or agreement required to be disclosed or disclosed pursuant to this Agreement are required for the execution, delivery, and performance by DCI of this Agreement. All stock issued to Seller hereunder shall be validly issued and authorized, fully paid and non-assessable. DCI shall at all times have reserved sufficient shares of stock in the event of any adjustment required pursuant to Section 1.02(b) hereof, and all such additional stock shall be validly issued, non-assessable and fully paid.

3.2 Financial Information: DCI has provided, or will provide prior to Closing, to Seller financial statements of DCI consisting of its most recent Form 10-K and Form 10-Q. DCI has also provided to Seller, or will provide prior to closing, documents and other information relating to its financial condition in the DCI Disclosure Documents. The Annual Report, SEC filings, and all other financial statements and financial information included in the DCI Disclosure Documents shall be referred to as the "DCI Financials". All financial statements and reports included in the DCI Financials are in accordance with the books and records of DCI (subject to normal year-end adjustments) and present fairly the financial condition of DCI and the results of its operation for the period therein specified, all in accordance with generally accepted accounting principals applied on a basis consistent with prior accounting periods. Except as set forth in the DCI Financials, DCI has no obligations or liabilities (whether accrued, absolute, contingent, liquidated or otherwise, including without limitation any tax liabilities due or to become due) which are not fully disclosed and adequately provided for in the DCI Financials, excepting current liabilities incurred in the usual and ordinary course of business.

3.3 Litigation: Except as disclosed in the DCI Disclosure Documents, there is neither pending nor threatened, any action, suit, arbitration, proceeding (whether federal, state, local or foreign) or claim to which DCI is or is likely to be named as a party or to which its property, assets or business is or is likely to be subject and in which an unfavorable outcome, ruling or finding will or is likely to have a material adverse effect on the condition, financial or otherwise, or properties, assets, business or operations of DCI or create any material liability on the part of DCI or which would conflict with this Agreement or any action taken or to be taken in connection with it.

3.4  Contracts:  Except as disclosed in the DCI Financials or the
DCI Disclosure Documents, there are no contracts, actual or contingent obligations, agreements, franchises, license agreements, or other commitments to which DCI is a party or by which it or any of its properties or assets are bound which are material to the business, financial condition, or results of operation of DCI.

3.5 Material Contract Breaches; Defaults: DCI has not materially breached, nor has it any knowledge of any pending or threatened claims or any legal basis for a claim that DCI has materially breached, any of the terms or conditions of any agreements, contracts, or commitments to which it is a party or is bound and which are material to the business, financial condition or results of operation of DCI, taken as a whole. To the best of its knowledge and belief, DCI is not in default in any material respect under the terms of any outstanding contract, agreement, lease, or other commitment which is material to the business, operations, properties, assets, or condition of DCI, and there is no event of default or other event which, with notice or lapse of time or both, would constitute a default in any material respect under any such contract, agreement, lease, or other commitment in respect of which DCI has not taken adequate steps to prevent such a default from occurring.

3.6   Directors  and  Officers:   The  DCI  Disclosure  Documents
accurately set forth the names and titles of the persons serving as directors and officers of DCI.

3.7 Leaseholds: Except as disclosed pursuant to this Agreement, each and every lease to which DCI is a party is valid and enforceable. DCI has not received any notice of default by it under the terms of any such lease which default remains uncured, and DCI is not in material breach or default by it under the terms of any such lease.

3.8 Permits: DCI has obtained and maintained in full force and effect all franchises, permits, certificates, authorizations, licenses and other similar authority required by law or governmental regulations from all applicable federal, state authorities and any other regulatory authorities, which are necessary for the conduct of its business as now being conducted by it and as planned to be conducted, and it is not in default or noncompliance in any material respect under any of such franchises, permits, certificates, authorizations, licenses or other similar authority.

3.9 Compliance with Laws, Rules, Etc.: The business and operations of DCI has been conducted in compliance with all applicable federal, state, and local laws, rules and regulations. DCI is not in violation of any terms of its Articles of Incorporation or By-laws or any term of any mortgage, indenture, contract, agreement, instrument, judgment, decree, order, statute, rule or regulation to which it is subject, except to the extent any violation or noncompliance would not materially and adversely affect the business, operations, properties, assets, or condition of DCI, except to the extent that any violation or noncompliance would not result in the incurring of any material liability. DCI has not been notified by any regulatory or governmental authority that it is now in violation of any law, rule, regulation, ordinance, or order.

3.10 Insurance: There are in full force and effect policies of insurance issued by insurers of recognized responsibility insuring DCI and its properties and business against such losses and risks, and in such amounts, as are customary for its business.

3.11 Securities Laws: DCI is a public company and represents that, to the best of its knowledge, except as disclosed in the DCI Disclosure Documents, it has no existing or threatened liabilities, claims, lawsuits, or basis for the same with respect to its original stock issuance to its founders, its public offering, or any dealings with its stockholders, the public, the brokerage community, the Securities and Exchange Commission, any state regulatory agencies, or other persons.

3.12 Conflict of Interest Transactions: Except as disclosed in the DCI Disclosure Documents, no past or present shareholder, director, officer, or employee of DCI or any of its Subsidiaries, and no Associate of any past or present shareholder, director, officer, or employee of DCI (i) is indebted to, or has any financial, business, or contractual relationship or arrangement with DCI (ii) has any direct or indirect interest in any property, asset, or right which is owned or used by DCI or (iii) has been directly or indirectly involved in any transaction with DCI.

3.13 Approvals: Except as otherwise provided in this Agreement, to DCI's best knowledge and belief, no authorization, consent, or approval of, or registration or filing with, any governmental authority or any other person is required to be obtained or made by DCI in connection with the execution, deliver, or performance of this Agreement.

3.14 Full Disclosure: The information concerning DCI set forth in this Agreement, in the DCI Disclosure Documents, and in the DCI Financials is, to the best of DCI's knowledge and belief, complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

3.15 Date of Representations and Warranties: Each of the representations and warranties of DCI set forth in this Agreement is true and correct at and as of the Closing Date, with the same force and effect as though made at and as of contemplated by this Agreement.

3.16 Survival of Representations and Warranties: The representations and warranties of the PURCHASER made in or pursuant to this Agreement shall survive and remain valid and enforceable beyond the date of the execution and delivery of this Agreement and the Closing of the transactions contemplated herein for a period of one (1) year. A claim for a PURCHASER'S breach of representations and warranties must be asserted in writing to the PURCHASER by the Seller.

             ARTICLE IV - COVENANTS OF THE SELLER

4.01  The SELLER covenants that:

(a) Power and Authority: The SELLER has full power and authority to enter into this Contract and to carry out the transactions contemplated herein. TSL has taken all actions required of TSL by the Laws, its Charter, its Certificate of Incorporation, it's By-Laws or otherwise, to authorize the execution and delivery of this Agreement and will take all actions necessary to carry out the transactions contemplated herein;

(b) Taxes: The SELLER shall prepare and file all proper and necessary Tax Returns for all applicable periods prior to the date of Closing. Following the Closing date, the PURCHASER shall assume the responsibility for filing those Tax Returns for all periods which end following the Closing with an appropriate pro rated adjustment of liability thereunder being made between the PURCHASER and the SELLER. Each party will furnish the other with such information as is necessary to file said Returns which a party has in its possession.

            ARTICLE V - COVENANTS OF THE PURCHASER

5.01  The PURCHASER covenants that:

(a) Power and Authority: The PURCHASER has full power and authority to enter into this Contract and to carry out the transactions contemplated herein. The PURCHASER has taken all actions required of DCI by the Laws, its Charter, its Certificate of Incorporation, it's By-laws or otherwise, to authorize the execution and delivery of this Agreement and will take all actions necessary to carry out the transactions contemplated herein.

ARTICLE VI - CLOSING

6.01 Closing Date: The Closing of the transaction provided for under this Agreement shall take place on March 25, 1997 at the offices of DCI Telecommunications or at such other time and place as the Parties may designate by mutual agreement in writing.


6.02  Delivery of Documents at Closing:
(a) At Closing, the SELLER will deliver to the PURCHASER the following:

(1) Certificates for the Capital Stock of TSL which will be one-hundred percent (100%) of the outstanding Capital Stock of TSL at that time, duly endorsed for transfer to the PURCHASER, with proper state transfer tax stamps affixed, if any are required, at the expense of the SELLER

(2)   A  copy of the Certificate of Incorporation of,  its  By-
Laws, Minute Books, Stock Book and Seal, all brought up to current condition as of the Closing Date.

(b) At Closing, the Purchaser will deliver to the Seller the following:

(1) Certificates for 29,412 shares of DCI 144 common stock, duly endorsed for transfer to the Purchaser, with proper state transfer tax stamps affixed, if any are required, at the expense of the Purchaser; and

(2) Duly executed Employment Agreements between TSL and Lois
Morris and Sandra Perry, respectively.

                 ARTICLE VII - INDEMNIFICATION

7.01 Indemnification of SELLER: To the extent that a party breaches any of its representations or convenants hereunder, such party shall defend, indemnify and hold harmless the other party from and against any and all liabilities, debts and claims arising from such breach. All rights and remedies granted in this Agreement to the Purchaser or SELLER shall be not exclusive of all other rights and remedies which the PURCHASER or SELLER may have at law or in equity and, the PURCHASER or SELLER may exercise all or any of such rights and remedies in any one or more times without being deemed to have waived any or all other rights and remedies which the PURCHASER or SELLER may have in this manner. This indemnification extends to all losses, expenses, claims and liabilities, including all costs and expenses related thereto.

7.02 Notice of Claim for Indemnification: Either Party to this Agreement shall give prompt written notice to the other Party of any matter for which indemnification may be sought. In the event of an indemnification claim, the Party to be indemnified shall notify the other Party of any claim which the indemnifiable Party claims is the responsibility of the other Party in writing within twenty (20) days after the claim has been asserted and, the indemnifying Party shall either settle said claim or contest said claim at the indemnifier's sole cost and expense. The indemnified party may, if it so desires, at its sole cost and expense, select Counsel of its choice to enter any appearance in any litigation although the control of said litigation shall remain under the control of the party ultimately responsible for the payment of the claim. In the case of claims for breach of warranty or misrepresentations (other than indemnifiable claims), claims of these breaches must be made in writing by the claiming party against the other Party hereto within ninety (90) days after said breach or misrepresentation is discovered.

If the indemnifying party fails to assume the defense of a claim within a reasonable time, the indemnifiable party may assume such defense and the reasonable fees and expenses of its attorney will be covered by the indemnity provided for in this ARTICLE. No such action, suit or proceeding shall be compromised or settled in any manner which might adversely affect the interests of the indemnifying party without the prior written consent of such indemnifying party which shall not be unreasonably withheld. Notwithstanding anything in this Paragraph to the contrary, no such action, suit or proceeding shall be compromised or settled in any manner which might adversely affect the interests of the indemnifying party without the prior written consent of such indemnifying party which shall not be unreasonably withheld. Notwithstanding anything in this Paragraph to the contrary, the indemnifying party shall not, without the written consent of the indemnifiable party which shall not be unreasonably withheld:

(a) settle or compromise any action, suit or proceeding or consent to the entry of any judgment which does not include as an unconditional term thereof the delivery by the claimant or plaintiff to the indemnified party of a written release from all liability in respect of such action, suit or proceeding; or

(b) settle or compromise any action, suit or proceeding in any manner that may materially and adversely affect the indemnified party. Seller shall have no liability under this Article VII or otherwise under this Agreement in excess of the value of the stock it is receving hereunder as of the date hereof.

                  ARTICLE VIII - RISK OF LOSS

8.01 Risk of Loss: The risk of loss or destruction of or damage to, said inventory, fixtures, equipment and real property from any cause whatsoever at all times on or subsequent to execution of this document but before closing shall be borne by the Seller.

                  ARTICLE IX - MISCELLANEOUS

9.0 Notices: All notices to be given under or in connection with this Agreement, shall be in writing and deemed given when delivered personally or mailed by registered or certified mail, return receipt requested, to the parties at the following addresses, or at such other addresses as a party shall designate by like notice:

IF TO THE SELLER:        Lois Morris and Sandra Perry
                         Travel Source Limited
                         99 Fortin Road
                         Kingston, RI  02881

IF TO THE PURCHASER:     DCI Telecommunications, Inc.
                         PO Box 320334
                         Fairfield, CT 06432-0334

9.01 Assignment: Neither Party may assign this Agreement in whole or in part without the prior written consent of the other
Party.

9.02 Governing Law: This Agreement shall be construed and enforced in all respects under and in accordance with the Laws of the State of Connecticut.

9.03 Binding Effect: This Agreement shall be binding upon and inure to the benefit of the Parties of this Agreement and their respective successors, heirs and assigns.

9.04   Headings:   Headings as used in this Agreement  are  for
convenience   only  and  are  not  construed  as   having   any
substantive effect by way of limitation or otherwise.

9.05 Severability: If one (1) or more of the provisions of this Agreement shall, by any court or under any provision of law, be found to be void or unenforceable, the Agreement as a whole shall not be affected thereby, and the provision in question shall be replaced by an interpretation in conformity with law which comes closest to effecting the Parties' original intention.

9.06 Force Majeure: If, either Party hereto finds itself, in spite of ordinary care, unable, by reason of any event beyond its reasonable control, such as acts of government or sovereignty, war (whether declared or not), riot, insurrection, civil commotion, sabotage or other disturbances, accident, fire, flood, explosion or other similar cause, to carry out its obligations in whole or in part, it shall not be liable for such failure to fulfill or such delay in fulfilling its obligations hereunder to the extent they are affected by such effect. The parties so affected shall use its best efforts to avoid to remove such causes of non-performance and shall continue and resume the carrying out of its obligations with the utmost dispatch when such causes are removed.

                      ARTICLE X - BENEFIT

10.01  This Agreement shall be finding upon and shall inure  to
the   benefit  of  the  Parties  hereto,  their  heirs,   legal
representatives, successors and assigns.

IN WITNESS WHEREOF, the Parties have hereunto signed this Agreement the day and year first above written.

In the Presence of:      SELLER:   Travel Source Limited
                                   99 Fortin Road
                                   Kingston, RI 02881

                                   By: /s/ Sandra J. Perry
                               ----------------------------
                                        Its President

                                     /s/ Lois Morris
                                 ----------------------------
                                         Lois Morris

                                   /s/ Sandra J. Perry
                                   ----------------------------
                                         Sandra Perry

In the Presence of:  PURCHASER:    DCI Telecommunications Inc.
                                   P.O. Box 320334
                                   Fairfield, CT 06432

                                   By: Joseph J. Murphy
                                  ----------------------------
                                        JOSEPH MURPHY
                                        Its President