Form 10-K
period 1998-03-31
DCI TELECOMMUNICATIONS INC
filed 1998-07-01
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-KSB

            Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the fiscal year ended March 31, 1998

                    Commission File Number:  2-96976-D

                       DCI TELECOMMUNICATIONS, INC.
                       -------------------------------
          (Exact name of Registrant as specified in its charter)

          Colorado                                84-1155041
-------------------------------          ----------------------------
(State or other Jurisdiction          (IRS Employer Identification No.)
 of incorporation or organization)

              611 Access Road, Stratford, Connecticut  06615
              -------------------------------------------------
       (Address of principle executive offices, including zip code)

    Registrant's telephone number, including area code:  (203) 380-0910

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

                            Yes X    No ___
                               ---
The aggregate market value of voting stock held by nonaffiliates of the Company was approximately $36,869,000 as of June 11, 1998.

                                19,770,793
    (Number of shares of Common Stock outstanding as of June 11, 1998)

                                  PART I

ITEM 1 - BUSINESS

General
-------

DCI Telecommunications, Inc. (the Company) was originally incorporated on February 4, 1985, as ALFAB, Inc., and subsequently became Fantastic Foods International, Inc. (Fantastic Foods) after a reorganization in 1991. The shareholders of Fantastic Foods International, Inc., at a shareholders meeting on December 30, 1994, approved the acquisition of the assets of Sigma Telecommunications, Inc. in a stock for asset purchase. Concurrent with the merger, the name was changed to DCI Telecommunications, Inc.

On January 5, 1995, the Board of Directors approved the acquisition of certain assets of Sigma Industries, Inc. (Alpha Products) in a stock-for-asset purchase, with DCI exchanging 850,000 common shares valued at $672,400 for the assets of Alpha Products, Inc., which totaled $672,400. The above acquisitions were accounted for using the purchase method of accounting.

On June 19, 1995, DCI entered into an agreement to acquire the common stock of R&D Scientific Corp. (R&D), a New Jersey Corporation that develops computer software programs. The Company's previously issued financial statements included the operations of R&D from June 19, 1995, the date of the purchase and sale agreement. The accompanying financial statements do not include any results from R&D, as the Company and R&D terminated the purchase and sale agreement in the year ended March 31,1998.

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. (Muller), a New York corporation that distributes syndicated programming and motion pictures to the television and cable industry. The Company's financial statements include the operations of Muller from November 26, 1996, the date of the stock purchase agreement. The financial statements do not include any adjustments that might relate to the method of payment, or non payment, upon exercise of the option described in Note 3.

In the year ended March 31,1997, the Company acquired The Travel Sources Ltd., a travel agency, and the assets of Paul Bettencourt Associates (PEL), a value-added marketing card company. (see Note 3)

In the year ended March 31, 1998, the Company acquired CardCall International Holdings, Inc., which is primarily in the prepaid phone card business. It also established DCI UK, a company providing long distance telecommunications in Europe, and acquired CyberFax Inc., a Canadian company providing real-time fax capability over the Internet.

Subsequent Events
-----------------

The former shareholders of Muller completed the exercise of put options as described in Note 3. DCI repurchased 800,000 shares of common stock from the former shareholders of Muller on June 9, 1998 for $2,000,000.

On April 30, 1998, DCI, entered into an agreement with Edge Communications Inc. (Edge) to purchase all of Edge's outstanding common stock for 4,385,715 shares of DCI stock.

In April, 1998 the Company issued $3,000,000 of Series F 8% non -voting convertible preferred shares . The shares are convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the ten days prior to conversion or $4. The securities must be converted into common shares within two years of the issue date. In connection with this offering 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors.

Business Activity
-----------------

DCI Telecommunications, Inc. (the "Company") is engaged through its operating subsidiaries in long distance telecommunications, prepaid phone cards, media distribution, travel agency, and Internet related products and services.

The Company through DCI UK Limited, a London based company, is involved in providing long distance telephone service to businesses and individuals through a private leased line network being established throughout Europe where deregulation in the telecommunications industry is just now being implemented. A leased line network from one country to another is one of the least expensive methods for a small company to gain entry into the long distance business. The Company currently owns switches in the UK, Denmark, Spain and Canada.

CardCall International Holdings, Inc. (and its subsidiary CardCaller Canada), also acquired by the Company, develops and markets standard prepaid phone cards as well as voice-activated prepaid phone cards through an extensive and growing distribution network for its products and services throughout Canada. A prepaid phone card permits the holder of the card to place long distance and international calls from any touch-tone phone, eliminating the need for coins and collect calls. The card user, who has prepaid for telephone minutes, simply dials an 800 number which connects the user to one of the
Company's switching facilities. The caller is then prompted for his or her personal identification number (PIN) and destination phone number. The call is then routed through the Company's switch to the ultimate destination via a long distance carrier. The phone cards are sold through national distributors in Canada with 3,000 distribution points.

Travel Source operates a travel agency.

Muller Media is engaged in the business of purchasing, selling, distributing, licensing and otherwise dealing in the acquisition and transfer of motion picture and other entertainment media principally to major television and cable networks.

The Company's corporate strategy takes into consideration opportunities the Internet may provide in the telecommunications area. In this regard, the Company acquired Cyberfax, Inc. which immediately gives the Company a product which integrates a communication tool used world-wide with the Internet. Cyberfax software and hardware allows fax to fax transmission over the Internet in real-time (not store and forward) with delays which are virtually nil and with standard confirmation protocols. These products will be marketed by various Internet Service Providers (ISP's) and telephone companies throughout the world.

The Company's growth plan is based on internal product development supported by strategic acquisitions and joint ventures in the telecommunications area which will immediately and significantly enhance its product offerings, distribution channels, market penetration and earnings.

Employees
----------

The Company has 43 employees.

Competition
-----------

The Company has numerous competitors, many with substantially more resources than the Company. Management believes that no single competitor, however, has a dominant market position. Management believes that the Company is able to compete successfully on the basis of product efficiency, reliability, and service to customers.

Major Customers
---------------

Four customers accounted for approximately 49% of Muller Media sales in 1998 and 59% in 1997.

ITEM 2 - PROPERTIES

The Company presently has an operating lease agreement for approximately 3,200 square feet of office space in Stratford, Connecticut for its corporate headquarters. Other leased office space includes 1,000 square feet for Travel Source in Kingston, Rhode Island, 800 square feet for Muller Media in New York City, 800 square feet in each of its UK, Denmark and Spanish facilities and 2,400 square feet in Canada. All properties are considered in good condition.

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

   1998                          HIGH              LOW
   ----                         -----            ------
First quarter ended
June 30, 1997                   $4.00            $ 1.38

Second quarter ended
September 30, 1997              $3.38            $ 1.50

Third quarter ended
December 31, 1997               $4.63            $ 1.72

Fourth quarter ended
March 31, 1998                  $2.50            $ 1.56

   1997                          HIGH              LOW
   ----                          ----            ------
First quarter ended
June 30, 1996                   $ 1.31           $  .13

Second quarter ended
September 30, 1996              $ 3.81           $  .84

Third quarter ended
December 31, 1996               $ 2.63            $1.00

Fourth quarter ended
March 31, 1997                  $ 5.50            $1.56

As of June 11, 1998 there were approximately 2,300 recorded holders of the Company's stock.

The Company has paid modest cash dividends on its Common Stock in the last two quarters. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefore. The Company intends to retain most of its earnings for the operation and expansion of its business. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Company's Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data
-----------------------

The following table sets forth selected consolidated financial data of the Company for the years ended March 31, 1994 through 1998.

STATEMENT OF OPERATIONS DATA (a)

                                     Years Ended March 31,
                     1998          1997        1996        1995       1994
                     ----          ----        ----        ----       ----
Net sales and
 other revenue    $8,117,127  $ 1,939,891   $1,297,766   $ 110,385        --

Gross profit       1,502,910      525,181      250,068      63,728        --

(Loss) from
  continuing
  operations      (2,609,274)     (24,508)    (740,885) (1,095,485) (103,699)

(Loss) from
  discontinued
  operations        (637,512)    (122,039)          --         --         --

Gain on disposal
  of discontinued
  operations       4,185,179           --           --         --         --

Net Income (loss) per share:

Continuing operations   (.30)        (.01)        (.40)     (1.95)     (1.30)

Discontinued operations (.06)        (.03)          --         --         --

Disposal of
  discontinued
  operations             .38           --           --         --         --

BALANCE SHEET DATA

Working capital   $4,263,468   $1,734,426    ($293,431) ($247,357) ($399,369)

Total assets      21,671,073    9,091,681      814,527  3,364,196      1,670

Long-term debt        35,175       14,016           --         --         --

Redeemable
 preferred stock     610,050    1,500,000           --         --         --

Stockholders'
 equity           11,151,165    4,385,764      219,881  2,842,060   (397,769)

Cash dividends
  per shares             .01            -           --         --         --

(a) Includes the results of purchased businesses from acquisition dates, except for Travel Source which was treated as a pooling of interest. (Data for Travel Source not available 1994-1995).

(b) Adjusted to reflect a one for twenty reverse stock split effected January 25, 1995, a forty for one split effected March 7, 1996 and a one for four hundred reverse split effected March 14, 1996.

References herein to the years 1998, 1997 and 1996 refer to the Company's fiscal years ended March 31.

Overview
--------

The following review of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

    At March 31, 1998, the Company had unrestricted cash of $1,837,000, $43,000 of marketable securities, and most importantly $8,125,000 of common stock of Smartalk Teleservices, Inc. The Company received $1,000,000 in cash and approximately $8,000,000 worth of Smartalk common stock as proceeds from the sale of its prepaid phone card distribution contract in the United Kingdom in October 1997. The shares of Smartalk were unregistered and, pursuant to the contract, on March 31, 1998, the Company requested Smartalk to register such shares. Subsequent to March 31, 1998, the shares were registered and ultimately sold for proceeds totaling $8,125,000. The Company was able to borrow $4,939,000 against its position in Smartalk stock by March 31, 1998. This was the principal source of funds for operations and capital improvements during the last six months of the fiscal year.

    In addition, during the year the Company raised $2,450,000 through the issue of several series of convertible preferred stock. At March 31, 1998, all but $610,000 of the preferred stock had converted to common stock.

    During the year ended March 31, 1997, the Company used approximately $650,000 to fund its operations (including subsequently discontinued operations) and made an initial investment in Cardcall International of $1,500,000. These were funded by over $1,000,000 from the sale of common stock and proceeds from the sale of convertible preferred stock of $1,500,000.

    In the year ended March 31, 1998, the Company discontinued operations of its Alpha Products Division, PEL and Cardcall UK (see note 5). Since these businesses were cash users it is expected that this will have a positive effect on liquidity.

     Subsequent   to   March  31,  1998,  the  Company  has   acquired   Edge
Communications, Inc., has letters of intent to acquire two other telecommunications companies, and has established a joint venture of its CardCaller Canada subsidiary and DataWave Systems, Inc., which joint venture the Company controls. Management believes the Company will need additional resources to complete the acquisitions, and to fund the future capital needs of these companies and its existing subsidiaries. The ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms.

Results of Operations
---------------------

                            1998           1997           1996
                            ----           ----           ----
Sales               $8,117,127     $1,939,891     $1,028,154

    With regard to recurring operations, sales increased $6,177,236 from 1997 levels principally due to the acquisition of Cardcaller Canada in early fiscal 1998 which contributed $4,046,268 to consolidated sales. In addition, increased sales of $1,896,672 were due to the inclusion of Muller Media for a full year, while 1997 included Muller for only four months.

    Sales in 1997 increased $911,737 over 1996 almost exclusively due to the acquisition of Muller Media on November 26, 1996. Muller sales for the four months amounted to $825,225.

                            1998          1997            1996
                            ----          ----            ----
Cost of Sales            $6,614,217    $1,414,710       $923,619

    Cost of sales increased $5,199,507 in fiscal 1998. Cost of sales associated with newly acquired Cardcaller Canada accounted for $3,589,831 of the increase. In addition, increased costs due to a full year's inclusion of Muller Media amounted to $1,411,322.

    Cost of sales in fiscal 1997 increased $491,091 over 1996 levels. Costs associated with Muller for the four months since its acquisition amounted to approximately $378,000. Travel Source costs increased $115,489 due to higher sales volume.

                                          1998         1997        1996
                                          ----         ----        ----
Selling, General and Administrative   $1,488,768    $156,946     $200,040

    Selling, general and administrative expenses rose $1,331,822 during 1998. Expenses associated with CardCaller Canada accounted for $426,420 of the increase. A full year's inclusion of Muller Media accounted for an additional $334,789. Expenses associated with the newly acquired companies, DCI UK and CyberFax, together with administrative costs of the new Denmark and Spain operations, account for the balance.

    Selling, general and administrative expenses declined $43,094 in 1997. Expenses increased approximately $119,000 as a result of several months of activity from Muller (acquired November 26, 1996). However, increased debt settlements, lower director fees and various other reductions entirely offset the Muller increase.

                             1998      1997      1996
                             ----      ----      ----
Salaries                 $1,373,656  $305,398  $173,472

    Salaries more than quadrupled in 1998 compared to 1997. $559,000 of the increase is due to Cardcaller Canada, DCI UK, and CyberFax, all companies that were acquired or formed in 1998. Inclusion of a full year of Muller accounted for $280,000, and higher corporate salaries accounted for the balance of the increase.

    Salaries increased $132,000 in 1997 compared to 1996. The inclusion of Muller for four months in 1997 accounts for the increase.

                             1998       1997      1996
                           --------   -------   -------
Professional Fees          $543,923   $69,176   $96,716

   Professional fees increased $474,747 in 1997. Legal, accounting and other professional fees associated with the newly acquired or formed companies (Cardcaller Canada, DCI UK, and CyberFax) account for $157,000 of the increase. Higher legal, accounting, public relations, stockwatch and other fees at the corporate level generated the balance of the increase.

    Professional fees declined $27,540 in 1997. Limited legal activity and the expanded use of internal resources resulted in the decline.

                                   1998       1997        1996
                                   ----       ----        ----
Amortization and Depreciation   $505,207    $32,868    $124,321

    Amortization and depreciation increased approximately $472,000 in 1998. Amortization by Cardcall Canada of licenses and goodwill totaled $107,000. In addition, increased amortization of goodwill associated with Cardcaller, CyberFax and Muller amounted to $322,000. Depreciation expense associated with the new companies accounted for the remainder of the increase.

    Amortization and depreciation declined $91,453 in 1997 compared to 1996. The amortization of Muller goodwill beginning in 1997 resulted in an increase of $24,000. This was more than offset by the absence of goodwill amortization of the former Casino Marketing trademarks which totaled $117,000 in 1996.

                             1998      1997       1996
                             ----      ----       ----
Other Income and Expense
  Interest Expense        ($66,344)  ($4,872)  ($9,711)
  Investment Income         $66,714   $19,571      $120

   Interest expense increased $61,472 in 1998. Approximately one-half of the increase is due to the interest on corporate short term borrowings. The other half is interest expense incurred by the new companies acquired in 1998.

    Investment income increased by $47,143. Higher investment income on corporate savings combined with Muller interest earned accounted for the increase.

    Interest expense declined $4,839 in 1997 from 1996, principally due to an overall decline in corporate debt. Investment income in 1997 is almost entirely due to Muller Media short term investments.

                            1998      1997       1996
                            ----      ----       ----
Discontinued Operations
     - Computer board     ($65,973) ($50,344)
     - PEL               ($214,437) ($71,695)
     - CardCall UK       ($357,102)

                            1998      1997       1996
                            ----      ----       ----
Loss on Disposal
     - Computer board    ($511,578)
     - PEL               ($120,397)

    As  described  in  Note  5  to  the  Financial  Statements,  the  Company
discontinued  the  operations of CardCall UK, PEL,  and  the  Alpha  Products division in the year ended March 31, 1998. The losses in 1998 reflect operating losses up to the date of discontinuance. 1997 amounts are operating losses in the fiscal year that have been restated as losses from discontinued operations.

    The loss on disposal represents the write off of remaining assets and liabilities. Included in computer board is the write off net customer base, which totaled $492,985.


                                  1998        1997        1996
                                  ----        ----        ----
Gain on sale of prepaid phone
 card contract - UK            $4,817,154

   As more fully described in note 5 to the financial statements, the Company sold a contract with a distributor in the UK to Smartalk Teleservices, Inc. for $9,000,000, realizing a net gain of $4,817,154 after expenses and write off of goodwill and remaining assets and liabilities at disposal.

                               1998      1997      1996
                               ----      ----      ----
Preferred dividends        $734,166   $36,741   $27,921

   Preferred dividends increased $697,425 in 1998. The increase is primarily related to the presumed incremental yield the investor may derive from the discounted conversion rate of preferred stock issued by the Company during this year. Management believes that the related amount of dividends recorded by the Company is not necessarily the true cost to the Company of the instruments it issued and that it may be reasonable to conclude that the fair value of the common stock into which these securities may be converted was less than such stock's quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted, large block factors, lack of sufficiently-active market into which the stock can be quickly sold, time value, etc.). However, generally accepted accounting principles require that an "intrinsic value" of the conversion feature at the date of issuance should be accounted for and that such incremental yield should be measured based on the stock's quoted market price at the date of issuance, regardless if such yield is assured.

Recent Accounting Pronouncements
--------------------------------

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income and SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending March 31, 1999. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is required to be adopted for the Company's 1999 year-end financial statements. The Company is evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

Risks Associated with the Year 2000
-----------------------------------

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   The Company intends to conduct an analysis in 1998 to determine the extent to which its major suppliers' systems (insofar as they relate to the
Company's  business)  are subject to the Year 2000  issue.   The  Company  is
currently unable to predict the extent to which the Year 2000 issue will affect the Company and its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis.

    The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The present and nominated Directors and Executive Officers of the Company are set forth below.

   DIRECTOR         AGE       DIRECTOR
                                SINCE

Joseph J. Murphy      59         1995

Chairman of the Board, President and CEO for the Company. Within the past five years, he was president and CEO of Alpha Products. Prior to that he was executive vice president, member of the Board of Directors, and chief financial officer for Aquarion, a New York Stock Exchange Company.

Larry Shatsoff        44         1995

Director, Vice president and Chief Operations Officer for the Company. Within the past five years he has been vice president and chief operations officer for Alpha Products. Prior to that, he was executive vice president of Kalon Systems (a data processing services company), manager of information systems for Aquarion, a New York Stock Exchange Company.

John J. Adams         59         1995

Director, Chief Marketing Officer for the Company. During the last five years Mr. Adams has been Vice President for R&D Scientific Corp. and founder and President of Validation Services Corp. Mr. Adams was previously President of Prevent Chemicals, Ltd., a publicly traded manufacturer of specialty chemicals.

Carter Hills          67         1995

Director, retired diplomat. Extensive experience in economic development and management planning under auspices of Department of State and major international organizations. Directs such programs in countries of Near East and Vietnam. Served as financial advisor and delegate for U.S. at key international conferences.

Lois S. Morris        47         1997

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

ITEM 10 - EXECUTIVE COMPENSATION

                          Executive Compensation

                |Annual Compensation|    Long Term Compensation|

Name                             Other   Restricted
and                              Annual    Stock          LTIP    All Other
Principal      Salary  Bonus Compensation Awards Options Payouts Compensation
Position  Year   ($)     ($)      ($)       ($)   SARs(#)  ($)       ($)
-------------- ------  ----- ------------ ------ -------- -----   ----------
Joseph
J. Murphy 1995  100,000
CEO       1996  100,000                              5,872
          1997  100,000                            600,000
          1998  100,000                            172,727

                  Options/SAR Grants in Last Fiscal Year

                        % of Total
                        Options/SARs
          Options/SARs Granted to Employees  Exercise or Base
 Name     Granted (#)  in Fiscal Year        Price ($/Sh)     Expiration Date
--------  ------------ --------------------  ---------------- ---------------
Joseph
J. Murphy   172,727        16.7                 $1.59              9/08/2002
CEO

                   Options Exercised in Last Fiscal Year

            Shares                                       Value of Unexercised
            Acquired on  Value     Unexercised Options   In the Money Options
Name        Exercise     Realized  at Fiscal Year End    Fiscal Year End
--------    -----------  --------  ------------------    --------------------
Joseph
J. Murphy       --         --           772,727              $1,156,091

The  Company entered into an employment agreement dated January 1, 1995  with
Mr.  Murphy  for services rendered the Company as its President   and   Chief
Executive Officer for an annual base salary of $100,000.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of June 11, 1998 by: (i) each of the Company's executive officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, and
(iii) all of the Company's officers and directors as a group:

   Name of           Amount and Nature of
Beneficial Owner     Beneficial Ownership(a)  Percent of Class
----------------     --------------------     ----------------

(i)Joseph J. Murphy           2,771,836              14.0%

   Larry Shatsoff               526,545               2.7%

   John J. Adams                253,840               1.3%

   Carter H. Hills              187,167                .9%

   Lois Morris                   21,336                .1%

(ii) Donald Gross (b)         1,750,533               8.8%
     Steven Gross (b)         1,750,533               8.8%
     Whyteburg Limited (b)    1,249,831               6.3%

(iii)     All executive officers and
       directors as a group   4,439,814              22.5%

NOTES:

(a) Included in shares owned above are shares which the beneficial owner has the right to acquire from options within sixty days as follows: J. Murphy, 1,041,817 shares; L. Shatsoff, 454,545 shares; J. Adams, 224,090 shares; C. Hills, 152,272 shares

(b) Donald Gross
    c/o Edge Communications
    19225 Orbit Drive
    Gaithersburg, MD 20879

    Steven Gross
    c/o Edge Communications
    19225 Orbit Drive
    Gaithersburg, MD 20879

    Whyteburg Limited
    PO Box 2149
    Pasea Estate
    Road Town, Tortola BVI


ITEMS 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company engaged in certain related party transactions in the ordinary course of business during the last fiscal year. See Notes to Financial Statements.

                                  PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion is submitted as a separate Section of this report commencing on page F-1.

     (a) (3) and (c) Exhibit (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.         Description                         Page No.
-----------         ----------------------              --------
(1)                 NA

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

(a) - Filed with Registration Statement on Form S-18 (File 2-96976-D) and incorporated by reference herein.

(b) - Filed with Form 8K dated June 28, 1995

During the quarter ended March 31, 1998, the following Form 8k's were filed: None

Subsequent to March 31, 1998:
     May 14, 1998 - Acquisition of Edge Communications
     May 19, 1998 - Terminate Discussions with World Pass Communications
                      Corporation
                  -    Dividend Declaration
                  -    Letter of Intenet with Locus Corporation
     June 15, 1998 - Exercise of put options - Muller Media

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DCI TELECOMMUNICATIONS, INC.

Date:     June 30, 1998                 By: Joseph J. Murphy
                                        Joseph J. Murphy
                                        President and Chief
                                        Executive Officer,
                                        Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     June 30, 1998                 Joseph J. Murphy
                                        Joseph J. Murphy
                                        President and Chief
                                        Executive Officer, Director

Date:          June 30, 1998            Russell B. Hintz
                                        Russell B. Hintz
                                        Chief Financial and
                                           Accounting Officer

Date:     June 30, 1998                 Larry Shatsoff
                                        Larry Shatsoff, Director

Date:     June 30, 1998                 /s/John J. Adams, Director

Date:     June 30, 1998                /s/Carter Hills, Director

                           FINANCIAL STATEMENTS

                             TABLE OF CONTENTS

                                                            PAGE

DCI Telecommunications, Inc.

Report of Independent Auditor(s)                        F-1, F-1A

Balance Sheets - March 31, 1998 and 1997                F-2, F-2A

Statements of Operations
     Years Ended March 31, 1998 and 1997                F-3, F-3A

Statements of Changes in Stockholders' Equity
     Years Ended March 31, 1998 and 1997                F-4, F-4A, F-4B, F-4C

Statements of Cash Flows
     Years Ended March 31, 1998 and 1997                F-5, F-5A

Notes to Financial Statements                           F-6 through F-29

                       REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
DCI Telecommunications, Inc.

We have audited the accompanying consolidated balance sheets of DCI Telecommunications, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CardCaller Canada, Inc., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 1 percent and 50 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CardCaller Canada, Inc., is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCI Telecommunications, Inc. and subsidiaries as of March 31, 1998 and 1997 and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the financial statements, the Company's 1997 and 1996 financial statements included the results of operations of R&D Scientific Corporation as if the stock purchase agreement between the Company and R&D Scientific was completed. The stock purchase agreement was terminated in the year ended March 31, 1998. The financial statements have been restated to reflect this correction.

Schnitzer & Kondub, P.C.
Harrison, New York
June 25, 1998                        F-1

GREENWOOD SILVERSTEIN HERLICK & COHEN
CHARTERED ACCOUNTANTS
---------------------------------------------------------------------

Auditors' Report

To the Shareholder

We have audited the balance sheet of CardCaller Canada Inc. as of March 31, 1998 and the statements of deficit, operations and changes in financial position for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respect, the financial position of the company as at March 31, 1998 and the results of its operations and the changes in its financial position for the period then ended in accordance with generally accepted accounting principles.

GREENWOOD SILVERSTEIN HERLICK & COHEN
Chartered Accountants

Toronto, Ontario
June 8, 1998

                                    F-1A

DCI TELECOMMUNICATIONS, INC.
  CONSOLIDATED BALANCE SHEETS
                                                March 31,
ASSETS                                    1998            1997
                                          ----            ----
Current Assets:
Cash                                   $1,837,041      $1,287,441
Restricted cash                            60,246          10,000
Investments                             8,168,436          43,575
Accounts receivable                     2,311,956       2,182,196
Receivable from SmarTalk                  650,000               -
Due from shareholders                           -           4,160
Due from affiliate                              -          85,000
Prepaid expenses                          138,303          42,818
Inventory                                       -          27,685
                                       ----------      ----------
Total Current Assets                   13,165,982       3,682,875

Fixed Assets                              577,988         245,196
Less: accumulated depreciation            144,647         116,207
                                       ----------      ----------
Net Fixed Assets                          433,341         128,989

Investment in CardCall
     International Holdings, Inc.               -       1,500,000
Accounts receivable                       928,942       1,114,389
Deferred costs                            154,533         175,242
Deposits                                   50,510          15,034
Other investments                         296,336               -
Other Assets
  - customer base                               -         653,752
  - costs in excess of
 net assets acquired :
 CardCall International                 3,987,523               -
 Muller Media                           1,989,931       1,989,823
 CyberFax                               1,033,975               -
                                      -----------     -----------
                                        7,011,429       2,643,575
Less: Accumulated amortization            370,000         168,423
                                      -----------    ------------
Net other assets                        6,641,429       2,475,152
                                      -----------    ------------
Total Assets                          $21,671,073     $ 9,091,681
                                           ======          ======
See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY             March 31,
                                            1998            1997
Current Liabilities:                        ----            ----
Notes payable                          $4,938,942          $6,479
Accounts payable and accrued expenses   1,356,242         274,935
Participations payable                  1,675,118       1,533,966
Preferred stock dividend                  361,356               -
Due to shareholders                       410,156               -
Income taxes payable                      160,700         133,069
                                        ---------      ----------
Total Current Liabilities               8,902,514      1, 948,449

Participations payable                    718,000         888,307
Long-term debt                             35,175          14,016
Preferred stock dividend                        -         140,976
Deferred income taxes                     254,169         214,169
Redeemable, convertible preferred stock,
 $10,000 and $1,000 par and redemption
 value, 2,000,000 shares authorized,
 61 and 1,500 shares issued & outstanding 610,050       1,500,000
                                         --------      ----------
Total Liabilities                      10,519,908       4,705,917
                                       ----------      ----------
Commitments and contingencies (Note 13)

Shareholders' Equity:
 9.25% cumulative convertible preferred
 stock, $100 par value, 5,000,000 shares
 authorized,  3,972 shares issued and
 outstanding                              305,000         305,000

Common stock, $.0001 par value,
 500,000,000 shares authorized,
 14,092,625 and 7,931,118 shares
 issued and outstanding                     1,409             793
Paid-in capital                        12,856,030       4,402,809
Treasury stock
 (582,500 shares at cost)             (1,749,061)            (13)
Unrealized capital loss                   (5,395)         (5,495)
Retained earnings subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated $4,578,587)         (256,818)       (317,330)
                                     ------------       --------
Total Shareholders' Equity             11,151,165       4,385,764
                                     ------------      ----------
Total Liabilities and
   Shareholders' Equity               $21,671,073     $ 9,091,681
                                      ===========    ============

See accompanying notes to consolidated financial statements
                                    F-2A

DCI TELECOMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended March 31,
                                          1998            1997
                                          ----            ----
Sales - travel                         $1,194,199    $1,088,713
Sales - products                        6,922,928       851,178
                                       ----------     ----------
Net sales                               8,117,127     1,939,891

Cost of sales - travel                  1,094,062       978,573
Cost of sales - products                5,520,155       436,137
                                      ----------      ----------
Cost of sales                           6,614,217     1,414,710

Gross profit                            1,502,910       525,181

Selling, general &
   administrative expenses              1,488,768       156,946
Salaries and compensation               1,373,656       305,398
Professional and consulting fees          543,923        69,176
Amortization and depreciation             505,207        32,868
                                        ---------       --------
                                        3,911,554       564,388

Loss from operations                  (2,408,644)       (39,207)

 Other income and (expense):
 Investment income                         66,714        19,571
 Interest expense                         (66,344)      ( 4,872)
                                       ----------        --------
                                              370        14,699
                                      -----------       --------
Loss from continuing operations before
  income tax expense                   (2,408,274)      (24,508)

Income tax expense                      (201,000)             -
                                      -----------        --------
Loss from continuing operations       (2,609,274)        (24,508)

 Discontinued operations:
  Loss from operations, net of tax:
  Computer board -Alpha division         (65,973)        (50,344)
  Privilege card operations - PEL       (214,437)        (71,695)
  Prepaid phone card segment - UK       (357,102)               -

 Disposition of discontinued operations - net of tax:

 Computer board -Alpha division         (511,578)               -
 Privilege card operations              (120,397)               -
 Prepaid phone card contract -
   UK segment                          4,817,154               -
                                        ---------       ---------
Net income (loss) before
 dividends on preferred stock             938,393       (146,547)

Dividends on preferred stock
   Deemed dividends                       637,300              -
   Dividends                               96,866          36,741
                                      -----------       ---------
Total dividends on preferred stock        734,166          36,741

Income (loss) applicable to
  common shareholders                  $  204,227   $ (183,288)
                                       ==========     ===========

Basic and diluted income (loss)
 common share

Continuing operations                    $  (.30)         $ (.01)

Discontinued operations:
   Gain from disposal of operations           .38
   Loss from operations                     (.06)           (.03)
                                         --------         ------
Total                                     $   .02         $ (.04)
                                          =======         =======
Weighted average common
  shares outstanding                   10,874,513       4,879,889
                                        =========       =========

See accompanying notes to consolidated financial statements.

                                    F-3A

DCI TELECOMMUNICATIONS, INC.
CONSOLIDATEDSTATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998 AND 1997

                                                               Additional
                     -Preferred Stock-     -Common Stock-      Paid In
                     Shares      Amount    Shares     Amount   Capital
                   ---------   ---------  ---------  ------   -----------
Balances,
 April 1, 1996        3,972    $ 305,000  2,299,176  $  230   $   48,722
Shares issued for
 options exercised        -            -    678,700      68      140,736
Shares issued for
 Services                 -            -    176,211      18       93,402
Shares issued for
 stock of Muller
 Media                    -            -  1,200,000     120    2,999,880
Shares issued for
 stock of
 Bettencourt &
 Associates               -            -      6,897       1       10,344
Shares sold               -            -  3,195,181     319    1,026,454
Shares issued for
 settlements              -            -     42,000       4       83,320
Shares issued for
 investment in
 CardCall                 -            -    545,453      54          (54)
Shares canceled           -            -   (212,500)    (21)           5
Change in
 unrealized capital
 loss                     -            -          -       -            -
Net (Loss)                -            -          -       -            -
Preferred stock
 dividend                 -            -          -       -            -
                      -----       ------  ---------  ------       ------
Balances
 March 31, 1997       3,972      305,000  7,931,118     793    4,402,809

                                                              Additional
                     -Preferred Stock-     -Common Stock-      Paid In
                     Shares      Amount    Shares     Amount   Capital
                   ---------   ---------  ---------  ------   -----------
Preferred stock
 converted to common      -            -  2,384,822     238    3,139,712
Deemed dividend on
 preferred stock issuance -            -          -       -            -
Conversion of dividends
 to common stock          -            -          -       -      513,786
Shares issued for
 options exercised        -            -  3,561,254     356      666,963
Shares issued for
 services                 -            -    122,174      12      147,688
Shares issued for
 stock of Cyberfax        -            -    400,000      40      999,960
Shares issued for
 stock of Travel
 Source                   -            -     13,260       1           (1)
Acquisition of
 CardCall                 -            -          -       -    2,545,722
Purchase of treasury
 stock (582,500 shares)   -            -          -       -            -
Change in unrealized
 capital loss             -            -          -       -            -
Shares canceled           -            -   (545,453)    (54)          54
Shares exchanged for
 debt                     -            -    225,450      23      439,337
Preferred stock
 dividend                 -            -          -       -            -
Common stock
 dividend                 -            -          -       -            -
Net income                -            -          -       -            -
                      -----       ------  ---------  ------       ------
Balances
 March 31, 1998       3,972     $305,000 14,092,625  $1,409  $12,856,030
                      =====      ======= ==========  ======  ===========


                                    F-4A

                                           Unrealized
                                             Capital
                   Treasury    Accumulated  (Losses)
                     Stock      Deficit      Gains       Total
                   ---------   ---------    ---------    ------
Balances,
 April 1, 1996     $    (29)   $(134,042)   $       -   $  219,881
Shares issued for
 options exercised        -            -            -      140,804
Shares issued for
 Services                 -            -            -       93,420
Shares issued for
 stock of Muller
 Media                    -            -            -    3,000,000
Shares issued for
 stock of
 Bettencourt &
 Associates               -            -            -       10,345
Shares sold               -            -            -    1,026,773
Shares issued for
 settlements              -            -            -       83,324
Shares issued for
 investment in
 CardCall                 -            -            -            -
Shares canceled          16            -            -            -
Change in
 unrealized capital
 loss                     -            -       (5,495)      (5,495)
Net (Loss)                -     (146,547)           -     (146,547)
Preferred stock
 dividend                 -      (36,741)           -      (36,741)
                      -----       ------    ---------       ------
Balances
 March 31, 1997         (13)    (317,330)      (5,495)   4,385,764


                                    F-4B

                                           Unrealized
                                             Capital
                   Treasury    Accumulated  (Losses)
                     Stock      Deficit      Gains       Total
                   ---------   ---------    ---------    ------
Preferred stock
 converted to common      -            -            -    3,139,950
Deemed dividend on
 preferred stock issuance -     (637,300)           -     (637,300)
Conversion of dividends
 to common stock          -            -            -      513,786
Shares issued for
 options exercised        -            -            -      667,319
Shares issued for
 services                 -            -            -      147,700
Shares issued for
 stock of Cyberfax        -            -            -    1,000,000
Shares issued for
 stock of Travel
 Source                   -            -            -            -
Shares issued for
 stock of CardCall        -            -            -    2,545,722
Purchase of
 treasury stock
 (582,500 shares) (1,749,048)          -            -   (1,749,048)
Change in unrealized
 capital loss             -            -          100          100
Shares canceled           -            -            -            -
Shares exchanged for
 debt                     -            -            -      439,360
Preferred stock
 dividend                 -      (96,866)           -      (96,866)
Common stock
 dividend                 -     (143,715)           -     (143,715)
Net income                -      938,393            -      938,393
                      -----       ------    ---------       ------
Balances
 March 31, 1998 $(1,749,061)   $(256,818)    $ (5,395) $11,151,165
                ===========      =======   ==========  ===========

                                    F-4C

DCI TELECOMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended March 31,
                                                1998            1997
                                                ----            ----
Cash flows from (used in) operating activities:
Net loss from continuing operations       $ (2,609,274)    $ (24,508)
Adjustment to reconcile net loss from
continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization          505,207        32,868
        Stock issued for services               30,800        11,120
        Loss on property disposition            31,729             -

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                       (50,246)             -
        Investments                                 -            526
        Accounts receivable                   474,871        371,736
        Inventory                             127,625           (516)
        Deposits                              (35,476)        (1,284)
        Prepaid expenses                     (103,303)       (27,353)
        Deferred costs                       (154,533)      (175,242)

     Increase (Decrease):
        Accounts payable & accrued expenses  (309,330)      (324,264)
        Participations payable                (29,155)      (319,563)
        Income taxes                           67,631       (137,661)
                                            ---------     ----------
            Total Adjustments:                555,820       (569,633)
                                            ---------     ----------
Net cash used in operating activities      (2,053,454)      (594,141)


Cash flows from (used in) investing activities:
        Additions to fixed assets            (375,082)       (40,082)
        Cash acquired with acquisitions       110,259        878,586
        Investment in CardCall
           International                            -     (1,500,000)
        Investment in Muller Media                  -        (98,962)
        Purchase of investment securities    (775,000)             -
        Increase in other investments        (296,336)             -
                                          -----------     ----------
Net cash used in investing  activities     (1,336,159)      (760,458)

Cash flows from (used in) financing activities:
        Proceeds from stock
            options exercised                 356,956        140,804
        Proceeds from sale of common stock          -      1,026,773
        Purchase of treasury stock         (1,749,048)             -
        Bank overdraft                              -        (42,004)
        Payment of notes payable              (85,845)        (2,843)
        Proceeds from sale of preferred
            stock                           2,250,000      1,500,000
        Due from affiliate                          -        (85,000)
        Common stock dividend                (143,715)             -
        Note payable - shareholder                  -         23,962
        Advances from shareholders            485,566        129,543
        Proceeds from issuance
           of notes payable                 4,938,942              -
                                            ---------      ---------
Net cash from financing activities          6,052,856      2,691,235

Net cash used in discontinued operations   (2,113,643)       (52,009)
                                           -----------      --------
Net increase in cash                          549,600      1,284,627

Cash, beginning of year                     1,287,441          2,814
                                           ----------     ----------
Cash, end of year                          $1,837,041     $1,287,441
                                            =========      =========

Supplemental disclosures of cash flow information:

Cash paid for interest                        $67,000        $21,000

     Non-cash investing and financing transactions:
      Acquisitions by stock and option  issuance:
          CardCall International          $ 7,254,523              -
          Cyberfax                        $ 1,033,975              -
          Muller Media                              -     $3,000,000
          Bettencourt and Associates                -        $10,345
      Non-cash settlements                  $ 556,260       $165,624
      Fixed assets acquired by debt                 -       $ 22,195

See accompanying notes to consolidated financial statements.

                                    F-5A

DCI Telecommunications, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 1998 and 1997

Note 1.  Organization and Significant Accounting Policies

DCI Telecommunications, Inc. (the Company) was originally incorporated on February 4, 1985, as ALFAB, Inc., and subsequently became Fantastic Foods International, Inc. (Fantastic Foods) after a reorganization in 1991. The shareholders of Fantastic Foods International, Inc., at a shareholders meeting on December 30, 1994, approved the acquisition of the assets of Sigma Telecommunications, Inc. in a stock-for-asset purchase. Concurrent with the merger, the name was changed to DCI Telecommunications, Inc.

On January 5, 1995, the Board of Directors approved the acquisition of certain assets of Sigma Industries, Inc. (Alpha Products) in a stock-for-asset purchase, with DCI exchanging 850,000 common shares valued at $672,400 for the assets of Alpha Products, Inc., which totaled $672,400. The above acquisitions were accounted for using the purchase method of accounting.

On June 19, 1995, DCI entered into an agreement to acquire the common stock of R&D Scientific Corp. (R&D), a New Jersey Corporation that develops computer software programs. The Company's previously issued financial statements included the operations of R&D from June 19, 1995, the date of the purchase and sale agreement. The accompanying financial statements do not include any results from R&D, as the Company and R&D terminated the purchase and sale agreement in the year ended March 31,1998.

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. (Muller), a New York corporation that distributes syndicated programming and motion pictures to the television and cable industry. The Company's financial statements include the operations of Muller from November 26, 1996, the date of the stock purchase agreement. The financial statements do not include any adjustments that might relate to the method of payment, or non payment, upon exercise of the option described in Note 3.

In the year ended March 31,1997, the Company acquired The Travel Source Ltd., a travel agency, and the assets of Paul Bettencourt Associates (PEL), a value-added marketing card company. (see Note 3)

In the year ended March 31, 1998, the Company acquired CardCall International Holdings, Inc., which is primarily in the prepaid phone card business. It also established DCI UK, a company providing long distance telecommunications in Europe, and acquired CyberFax Inc., a Canadian company providing real-time fax capability over the Internet.

Stock Splits
------------

The Company's Board of Directors approved a one-for-twenty reverse split of its common stock on January 25, 1995, a forty-for-one split on March 7, 1996 and a one-for-four hundred reverse split on March 14, 1996. Accordingly, the financial statements and related footnotes have been restated to reflect these transactions as of April 1, 1995.

Quasi-Reorganization
--------------------

At the Annual Meeting of Shareholders on July 26, 1995, the shareholders approved a quasi-reorganization of the Company to adjust the carrying value of assets and liabilities to their fair market value. The Company reduced its inventory valuation by $63,182 and wrote off its Casino Marketing investment of $1,507,000. The accumulated deficit of $4,695,587 at December 31, 1995, the effective date of the reorganization, was eliminated in full and charged to paid in capital. The retained earnings (deficit) starting date is January 1, 1996.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and
its   wholly   owned  subsidiaries.   Material  intercompany   balances   and
transactions have been eliminated in consolidation.

Cash
----

For purposes of the statement of cash flows, the Company considers cash as cash held in operating accounts and all highly liquid investments with a maturity of three months or less to be cash equivalents.

Restricted cash in 1998 includes $34,475, which is pledged as a guarantee for payment of trade creditors in Denmark and $25,771, as security for bank loans in Canada. Restricted cash in 1997 included $10,000 which was collateral for a $10,000 letter of credit with a commercial bank.

The Company maintains its cash balances at several financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $ 1,289,000 at March 31, 1998.

Revenue Recognition
-------------------

Revenue is recorded when goods are shipped or when services are rendered to the customer. The Company utilizes the direct write-off method for valuing accounts receivable. Bad debt expense was $70,482 and $0 in 1998 and 1997 respectively.

Revenues  and  expenses from the distribution of motion  pictures  and  other entertainment events are recognized in accordance with Financial Accounting Standards (FASB) No. 53. Revenues are recognized upon the commencement of the television and cable station's license period. The related expense incurred in the distribution of motion pictures and other entertainment events is recognized as revenue is earned. The primary expense (cost of sales) incurred in the distribution of motion pictures and other entertainment events is the amount due the producers of the motion pictures (reflected as participations payable in the financial statements).

Travel agency revenues are recorded when a customer makes a reservation for a trip. Reservations are accepted upon payment by the agency's customers with a credit card or check.

Revenue from the distribution of the prepaid phone cards is recorded upon the first usage of the cards by the customer.

Investments
-----------

The Company accounts for investments under FASB No. 115, which requires that fixed maturities and equity securities that have readily determined fair values be segregated into categories based upon the Company's intention for those securities. Equity securities classified as available for sale are stated at fair value, with unrealized gains and losses, net of related deferred income taxes, reported as a separate component of shareholders' equity. Securities that are classified as trading securities are stated at fair value, with unrealized gains and losses included in earnings.

Realized   investment  gains  and  losses,  accounted  for  by  the  specific identification method, are included in the statements of income. Investment income is recognized when earned.

Inventory
---------

Inventory of $27,685, stated at the lower of cost or market (first in,  first out), consists of microchips, data acquisition and telecommunications components.

Fixed Assets
------------

Fixed assets are stated at cost. Major additions are capitalized; expenditures for repairs and maintenance are charged against operations. Depreciation is calculated under the straight-line method over the anticipated useful lives of the assets, which range from five to seven years.

Cost in Excess of Net Assets Acquired
-------------------------------------

Cost in excess of net assets acquired (goodwill) represents the consideration paid in excess of net assets acquired in the acquisitions of Muller Media, CardCall International and CyberFax. Goodwill is being amortized over 20 years.

Customer Base
-------------

The customer base of $653,752, relates to the value of the customer list acquired with the asset acquisition of Alpha Products in 1995 and was being amortized over 10 years. Accumulated amortization at March 31, 1997 was $144,423. During the year ended March 31, 1998, the Company discontinued its Alpha Products division and wrote off the remaining net balance of $492,985 as part of discontinued operations.

Income Taxes
------------

The Company accounts for income taxes under FASB No. 109, entitled Accounting for Income Taxes. The Company files a consolidated tax return with its domestic subsidiaries. Muller files a separate tax return based upon its individual financial results. Foreign subsidiaries file separate tax returns in their respective countries.

Earnings Per Share
------------------

Earnings per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered, as their effect would be anti-dilutive. The FASB issued statement No. 128, entitled Earnings Per Share, during February 1997. The new statement, which is effective for financial statements issued after December 15, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The new statement did not have a material impact upon previously presented earnings per share information. Earnings per share in the accompanying statements of operations were determined in accordance with Statement of Financial Accounting Standards
(SFAS) 128.

Stock-based Compensation
------------------------

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar equity instrument or plan. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. The Company has elected to account for employee stock compensation plans as provided under Accounting Principles Board (APB) Opinion No. 25. For disclosure purposes, pro forma net income (loss) and per share impacts are provided as if the fair value method had been applied.

Use of Estimates
----------------

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

Translation of Foreign Currencies
---------------------------------

Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are included in the accumulated translation adjustment account in the stockholders' equity (deficit) section of the consolidated balance sheets. For foreign subsidiaries operating in highly inflationary economies, monetary balance sheet accounts and related revenue and expenses are translated at current rates of exchange while non-monetary balance sheet accounts and related revenues and expenses are translated at historical exchange rates.

Reclassifications and Restatements
----------------------------------

Certain reclassifications and restatements have been made to prior years' financial statements to conform with the current year's presentation, and to exclude R&D Scientific since the purchase and sales agreement was terminated by mutual consent.


New Accounting Standards
------------------------

The FASB also issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14,
Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements, and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

Note 2. R&D Scientific Corp.

On June 19, 1995, DCI entered into an agreement to acquire the common stock of R&D Scientific Corp (R&D), a New Jersey Corporation, for 106,250 shares (to be adjusted on or before December 31, 1997, for a value of $1,700,000).

The Company had included R&D operations as part of the consolidated group since June 19, 1995, as if the acquisition has been completed under the purchase method of accounting. In the quarter ending December 31, 1997, the parties mutually agreed to terminate the agreement, with R&D reverting back to its original owners. As a result, no operations of R&D are included in the financial statements, and all prior periods have been restated to exclude the operations of R&D.

Note 3.  Acquisitions

CardCall International Holdings, Inc.
-------------------------------------

On March 31, 1997, DCI, entered into an agreement with CardCall International Holdings, Inc. (CardCall), a Delaware corporation, to purchase all its outstanding common stock (8,238,125 shares) and warrants. CardCall's board of directors had approved the agreement on March 29,1997, subject to shareholder approval.

CardCall is the parent company of CardCaller Canada, Inc., a Canadian corporation, and CardCall (UK) Limited, incorporated under the laws of the United Kingdom. CardCall is in the business of designing, developing and marketing, through distributors, prepaid phone cards that provide the cardholder access to long distance service through switching facilities. DCI had previously invested $1,500,000 in CardCall, for which it received $1,200,000 in notes payable 120 days from demand. The remaining $300,000 did not have any stipulated repayment terms. The Company raised this money through the issuance of DCI convertible preferred stock to certain shareholders of CardCall as described in Note 10.

By May 29,1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement, for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. 7,002,406 options to purchase DCI stock at $.20 per share were granted as a result of this transaction. As of March 31, 1998, 2,733,063 of these options for shares of DCI stock had been exercised.

Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options have restrictions as to when they can be sold ranging from September 1, 1997 to November 1, 1998.

The transaction was recorded under the purchase method of accounting, effective April 1, 1997. The total purchase price includes the $1,500,000 in cash, $2,545,000 assigned value for the stock and stock options, and assumption of net liabilities of $3,210,000. Goodwill was recorded at $7,255,000. The financial statements include the results of operations of CardCall since April 1, 1997, the effective date of acquisition. The goodwill is being amortized over 20 years. See Note 5 for explanation of sale of a distribution contract of CardCall UK and discontinuance of a portion of the operations. Revenue from the sale of prepaid phone cards is recognized upon first usage of the card by the customers.

Muller Media, Inc.
------------------

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. (Muller), a New York corporation, to acquire 100% of the outstanding common stock of Muller in a stock-for-stock purchase, with DCI exchanging 1,200,000 shares of common stock for all of the shares of Muller capital stock. The DCI stock was valued at $2.50 per share ($3 million in total) and is included in outstanding common stock for the years ending March 31, 1998 and 1997.

At the closing, the shares of Muller were transferred to DCI, and DCI shares were issued to Muller shareholders and then placed with escrow agents. This was done to facilitate a "put" option which could only be exercised by Muller subsequent to the closing under the put option. DCI must repurchase the shares for $3,000,000 if Muller exercised the "put" option, which commenced on the earlier of 120 days from December 27, 1996, unless an extension was requested by DCI, which Muller could not unreasonably withhold, or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. Extensions were granted by Muller through June 3, 1998. The selling stockholders had an option to keep DCI stock or accept up to $3,000,000 in cash from DCI.

DCI repurchased 400,000 shares of such common stock in March, 1998 for $1,000,000 and completed the repurchase from the exercising parties on June 9, 1998 upon payment of an additional $2,000,000.

Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition has been accounted for as a purchase.

Summarized financial data of Muller included in the financial statements since the November 26, 1996, date of the stock purchase agreement, is as follows:
                                                1998       1997
                                          ----------     --------
     Net sales                             $ 2,721,897  $ 825,225
     Cost of sales                           1,665,767    378,631
                                          -----------   ---------
     Gross profit                            1,056,130    446,594

     Selling, general and
       administrative expenses                 366,445    119,506
     Salaries and compensation                 478,677    133,361
     Professional fees                           7,874     23,348
     Depreciation                                6,499      2,106
                                           ----------- ----------
                                               859,495    278,321
                                           ----------- ----------
     Income from operations                    196,635    168,273
     Interest income                            49,676     18,313
     Income taxes                            (201,000)          -
                                          ------------   --------
     Net income                           $     45,311  $ 186,586
                                                ======      =====
     Cash                                   $1,132,050  $ 936,973
     Accounts receivable - current           2,161,729  2,095,375
     Investments                                43,675     43,575
     Fixed assets, net                          20,110     26,608
     Long-term accounts receivable             928,942  1,114,389
     Other                                      58,664     33,645
                                           -----------  ---------
     Total assets                          $ 4,345,170 $4,250,565
                                                ======     ======
     Accounts payable and accrued expenses   $ 206,621  $ 196,151
     Participations payable - current        1,675,116  1,533,966
     Income taxes                              160,700    132,819
     Participations payable - long-term        718,000    888,307
     Deferred income taxes                     254,169    214,169
                                           ----------- ----------
     Total liabilities                     $ 3,014,606 $2,965,412
                                                ======     ======

Four customers accounted for approximately 49% of Muller sales in 1998 and 59% of sales in 1997.

Privilege Enterprises Limited
-----------------------------

On November 5, 1996, DCI acquired the assets of Paul Bettencourt Associates in exchange for 6,897 shares of DCI stock valued at approximately $10,000. Privilege Enterprises Limited (PEL) a New Hampshire corporation, was formed by the Company to continue the business of Bettencourt and Associates. The acquisition has been accounted for as a purchase. PEL was in the business of value-added card-based and other marketing programs. In March 1998, the Company discontinued PEL, and operations for the period of ownership are shown as discontinued operations.

The Travel Source, Ltd.
-----------------------

On  March  25  ,1997 the Company issued 29,412 shares (and 13,260  shares  in
1998) of common stock for all of the outstanding shares of The Travel Source Ltd. (Travel Source), a travel agency. The acquisition has been accounted for as a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Travel Source for all periods presented. No adjustments were necessary to the net assets or income (loss) of the combining companies as a result of the pooling of interest. Since Travel Source was acquired on March 25, 1997, all operations were considered prior to date of acquisition. Net sales and net (loss) earnings of the separate companies are as follows:

                                      Year ended March 31,
                                           1997
     Net sales:
     DCI                              $    851,178
     Travel Source                       1,088,713
                                     -----------
     Combined                          $ 1,939,891
                                           =======
     Net(loss) earnings:
     DCI                              $  ( 41,909)
     Travel Source                          17,401
      Discontinued operations            (122,039)
                                      -----------
     Combined                         $( 146,547)
                                           =======
CyberFax, Inc.
--------------

On April 9, 1997, the Company acquired all of the outstanding shares of CyberFax, Inc. for 400,000 shares of its common stock valued at $1,000,000.

CyberFax, a Canadian Corporation, is in the business of providing real-time fax capabilities over the Internet. Goodwill of $1,034,000 was recognized in this transaction and is being amortized over 20 years. The acquisition has been accounted for as a purchase. The financial statements include the results of operations of CyberFax since April 9, 1997, the date of acquisition. CyberFax had no material operating activities prior to the acquisition.

DCI UK
------

In fiscal year ended March 31, 1998, the Company established DCI UK, a company engaged in the business of providing long distance telecommunications throughout Europe via a private leased-line network.

Note 4. Pro Forma Financial Information (Unaudited)

The following table summarizes the unaudited pro forma results of operations of the Company for the fiscal years ended March 31, 1998 and 1997, assuming the acquisitions of CardCall, CyberFax, Muller, Travel Source and Edge Communications (see Note 19) had occurred on April 1, 1996. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1996 or of future results of operations.

                            1998           1997

Net sales               $16,788,127     $9,334,251
                        -----------     ----------
Income (loss):
 Continuing operations $(2,539,274)  $ (1,352,551)
 Gain on disposal of
   operations             4,185,179              -
 Discontinued operations  (637,512)    (4,825,224)
                       ------------   ------------
Net income (loss) before
 preferred dividends     $1,008,393  $ (6,177,775)
                           ========       ========
Net income (loss) per share:
  Continuing operations  $    (.15)   $     (..09)
  Gain from disposal of
     operations                 .19              -
     Discontinued operations  (.03)          (.31)
                           --------    -----------
     Net income (loss)   $    .01      $     (.40)
                           ========      =========
Weighted average shares
  outstanding            21,289,441     15,777,101
                           ========       ========

Note 5.  Discontinued Operations

In September, 1997, DCI Telecommunications, Inc. agreed in principal with SmartTalk Teleservices, Inc. to sell its prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. Under the terms of the contract DCI was to receive $1,000,000 in cash and $ 8,000,000 of SmartTalk stock valued on the closing date. The Company believes that it should have received 355,555 shares of SmartTalk stock based upon the price of the stock on the closing date. DCI received $1,000,000 in cash at the closing and 326,531 restricted shares of Smartalk common stock. The receivable from SmartTalk in the accompanying balance sheet represents the value of the shares not received as of March 31, 1998. Management believes this value will be realized based upon its negotiations with SmartTalk. DCI requested registration of the 326,531 shares on March 31, 1998, and disposed of its holdings on May 15, 1998, realizing $8,124,761 of net proceeds.

A non-compete clause in the agreement precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations. The gain on the transaction is $ 4,817,154 after the write-off of goodwill and other expenses associated with the transaction. The operation of Cardcall UK has been shutdown and is in the process of being liquidated. Management and its legal counsel believe that no liability is required in the accompanying financial statements as a result of the liquidation.

In the second quarter ended September 30, 1997, the Company discontinued the operation of its Alpha division, which assembled computer boards that were sold to a number of industries, including education and government. In conjunction with this event, unamortized customer base totaling $492,985 was written off and operating losses through September 30, 1997 are shown as discontinued operations.

In March, 1998, the Company discontinued the operations of PEL, which had been in the value-added card-based marketing program business.

Information related to the discontinued operations of CardCall UK, PEL and

Alpha for the years ended March 31, 1998 and 1997 are as follows:

                                 1998 1997
                                 ----            ----
Net sales                     $1,152,098       $226,047
Cost of sales and
   other expenses              1,789,610        348,086
                              ----------      ---------
Loss from
  discontinued operations     $(637,512)     $(122,039)
                              =========      =========

The net assets and liabilities of the discontinued operations of CardCall UK, PEL and Alpha included in the accompanying consolidated balance sheets as of March 31, 1998 and 1997 are as follows:

                                    1998         1997
Current assets               $         -        $67,990
Total assets                           -        109,579
Current liabilities                    -         17,876
Total liabilities                      -         37,953
Net assets of
  discontinued operations     $        -        $71,626


Note 6. Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (goodwill), which is being amortized over twenty years is as follows:

                                 Accumulated   Net Book
Acquisition           Goodwill   amortization     Value

Muller Media        $1,989,931     $(120,000) $1,869,931
CardCall             3,987,523      (200,000)  3,787,523
CyberFax             1,033,975       (50,000)    983,975
                   -----------   ------------   --------
                    $7,011,429     $(370,000) $6,641,429
                  ============    ===========  =========

CardCall  goodwill  reflects  the  remaining  balance  of  $3,987,523   after
$3,267,000 was written off against the sale of the distribution contract in October 1997.

Note 7. Common Stock

During the year ended March 31,1997, the Company raised approximately $1,026,000 in cash by issuing 3,195,181 common shares under Regulation 504 and 505 of the Securities Act.

In the year ended March 31, 1995, the Company established an incentive stock option plan reserving 10,000,000 shares of common stock for certain employees, officers and directors. The exercise price must be at least the fair market value of the stock on the date of the grant, and the term of each option granted will not be more than 10 years from the date of the grant. Where options are granted to stockholders owning more than 10% of the outstanding common stock, the exercise price must be at least 110% of the fair market value of the stock, and the term is limited to five years. The Company has placed an annual limit on options of $100,000 per calendar year for each employee. To the extent that the above limit is not used in any calendar year, 50% of the excess for an individual may be carried over for up to three years.

The Company accounts for stock options under APB Opinion No. 25, entitled Accounting for Stock Issued to Employees, under which no compensation expense is recognized. In the year ended March 31, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan, in accordance with APB Opinion No. 25.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for stock options granted in 1998 and 1997: Annual dividends 0, expected volatility 88%, risk-free interest rate of 5.56%, and expected life of five years for all grants.

Under the above model, the total value of stock options granted in 1998 and 1997 was $296,000 and $3,258,000. Had the Company determined compensation cost for this plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                  1998             1997
Income (loss):
  Continuing operations       $(2,905,274)     $ (3,282,508)
     Gain on disposal of
         Operation               4,185,179                -
     Discontinued operations      (637,512)        (122,039)
                              ------------     ------------
     Net income (loss) before
     preferred dividends      $    642,393     $ (3,404,547)
                                 =========    =============
Net income (loss) per share:
     Continuing operations    $      (.33)    $      (.68)
     Gain from disposal of
          Operations                  .38               -
     Discontinued operations         (.06)           (.03)
                               -----------     -----------
     Net income (loss)        $      (.01)    $     (.71)
                                 =========       =========


The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Summarized information regarding stock options outstanding and exercisable at March 31,1998 is as follows:

                               Number of shares              Average price
Outstanding at April 1,1996        98,000                  $   .58
Granted                         3,450,000                  $   .19
Exercised                        (678,700)                 $   .19
                                ---------
Outstanding at March 31,1997    2,869,300                  $   .20

Granted                         8,539,445                  $   .44
Exercised                      (3,408,337)                 $   .20
                                ---------
Outstanding at March 31, 1998   8,000,408                  $   .46
                                ---------

At March 31, 1998, 532,189 warrants to purchase common stock through 2002, with exercise prices from $1.96 to $3.63, were outstanding.

Note 8. Investments

At  March  31,  1998,  the Company has classified its  bond  mutual  fund  as available for sale and, accordingly, has reported the securities at approximate market value, with unrealized gains and losses, net of applicable income taxes, excluded from operations and reported as a separate component of stockholders' equity as follows:

                                        1998           1997
                                        -----          ----
     Bond mutual fund, at cost        $  49,070   $  49,070
     Unrealized loss                     (5,395)     (5,495)
                                  -------------    --------
     Market value                     $  43,675   $  43,575
                                        =======     =======

No sales  of securities took place during the year ended March 31, 1998.

The Company has classified its common stock securities of SmarTalk as trading securities and accordingly has reported the securities at their net realizable value, since the securities were sold on May 15, 1998 for $ 8,124,761 at a net gain of $ 2,813.

  Equity securities at cost        $  8,121,948

  Net realizable value                8,124,761
                                  -------------
  Gain                            $       2,813
                                         ======

Note 9. Accounts Receivable

Included in the current accounts receivable are Muller Media accounts receivable totaling $2,161,729 and $2,095,395 for 1998 and 1997 respectively. These balances represent those amounts contractually due within one year of the balance sheet date. Muller also has balances due under these contracts with contractual payment terms beyond one year of the balance sheet date totaling $928,942 in 1998 and $1,114,389 in 1997. These balances have been classified as a long-term receivable. One of Muller's major producers has a security interest in certain accounts receivable of approximately $801,000 at March 31, 1998.


Note 10.  Preferred Stock

The Company has authorized but unissued shares of non-voting preferred stock that may be issued in series with such preferences as determined by the Board of Directors. During fiscal years ended 1998 and 1997, the following series of preferred stock were issued:

Series C
--------

On February 18, 1997 the Company issued $1,500,000 of Series C non- voting convertible preferred shares repayable on February 28, 1999. The shares were convertible to common stock 60 days from the issue date at the lesser of $2.75 per share or 75% of the average closing bid price of the common stock for the five days prior to conversion. If the conversion took place 90 days after the issue date, the shares were convertible to common stock at the lesser of $2.75 or 70% of the average closing bid price of the common stock for the five days prior to conversion. In connection with this offering, 545,455 common shares were placed with an escrow agent to facilitate any conversions. In addition, 140,000 warrants exercisable at $3.625 for a period of three years from the issue date were granted to these preferred shareholders. The preferred shares plus deemed dividends of $445,000 were converted to 1,132,991 common shares in the year ended March 31, 1998. The deemed dividend has been included as a cost of the acquisition of CardCall International. The 545,455 escrowed common shares were returned to the Company in 1998.

Series D
--------

In July 1997, 450 shares of the Series D non-voting convertible preferred shares $1000 par value were issued by the Company for $450,000. The shares were convertible to common stock 60 days from the issue date at 75% of the average closing bid price of the common stock for five days prior to conversion. If the conversion took place 90 days after the issue date the shares were convertible at 70% of the average closing bid price of the common stock for five days prior to conversion. The Company recorded a deemed dividend of $157,500 for the discount upon conversion of the $450,000 proceeds. In connection with this transaction the Company issued to the preferred shareholders 42,189 warrants to purchase common shares exercisable at $2.50 through July 2000. The preferred shares and deemed dividends were converted to 352,558 common shares in the year ended March 31, 1998.

Series E
--------

In the year ended March 31, 1998 the Company issued $2,000,000 of Series E 8% non -voting convertible preferred shares repayable two years from the date of issuance. The first 22% of the shares are convertible to common stock 60 days from the issue date at 80% of the average closing bid price of the common stock for the five days prior to conversion. If the conversion takes place 90 days after the issue date, 45% of the shares are convertible to common stock at 77% of the average closing bid price of the common stock for the five days prior to conversion. After 120 days, any remaining shares can be converted at 74% of the average closing bid price for the five days prior to conversion. In connection with this offering, 802,000 common shares were placed with an
escrow agent to facilitate any conversions.   In addition, 250,000 warrants
exercisable at prices ranging from $1.82 to $2.93 through 2003 were granted to these preferred shareholders.

The Company recorded a deemed dividend of $479,800 for the discount upon conversion of the $ 2,000,000 proceeds. Preferred shares of $1,389,950, deemed dividends of $332,866 and $23,420 of the 8% coupon rate dividends were converted to 899,273 common shares in the year ended March 31, 1998.The 802,000 escrowed shares were used in the conversion.

At March 31, 1998, $610,050 of Series E shares remained outstanding and accrued preferred dividends relating to this issue were $184,179. Subsequent to March 31, 1998, $412,500 of preferred shares and deemed dividends of $98,959 were converted to 368,304 common shares

Series A
--------

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

There are no stated redemption terms associated with the Company's Series A preferred stock. No preferred stock dividends have been declared or paid in the years ended March 31, 1998 and 1997. Accrued preferred stock dividends at March 31, 1998 and 1997, are $177,177 and $140, 976, respectively.

Note 11.  Long -Term Debt

Long-term debt consists of the following:
                                                   March 31,
                                              1998          1997
                                              ----          ----
Equipment financing note bearing
interest at 17.17% secured by
the equipment purchased, payable
in monthly installments of $132 due
in March, 2000.                           $      -        $3,620

Equipment financing note bearing
interest at 17.17% secured by
the equipment purchased, payable in
monthly installments of  $661 due in
December, 1999.                          $       -       $16,875

CyberFax bank loan, bearing interest
at prime plus 1.75% due in June, 2004.
Interest only for years 1998 through
1999, principle and interest for years
2000 through 2005.                          35,175            -
                                      ------------  ------------
                                            35,175        20,495
Less current portion of long-term debt           -         6,479
                                       -----------   -----------
                                         $  35,175   $    14,016
                                            ======       =======

Aggregate annual principal payments are as follows:
2000,  $5,273;  2001,  $7,030; 2002, $7,030; 2003, $7,030;  2004,  $7030  and
thereafter $1,782.

Note 12.  Related Party Transactions

During the years ended March 31, 1998 and 1997, the Company received advances from and made payments for liabilities on behalf of certain officers and shareholders. The amount due from the officers and shareholders was $4,160 at March 31, 1997, and the amount due to officers and shareholders was $410,156 at March 31, 1998.

Note 13.  Commitments and Contingencies

Leases
------

The Company has several operating lease agreements for office space. Aggregate annual minimum future rental payments under current leases are $121,029 in 1999; $87,239 in 2000; $68,984 in 2001; $57,204 in 2002; $57,204
in 2003 and $31,212, thereafter. Rent expense was $171,007 and $92,867 in the years ended March 31, 1998 and 1997, respectively.

Employment Agreements
---------------------

The Company has employment contracts with certain key employees that provide for minimum annual compensation of $1,040,000 in 1999 and 2000; $872,000 in 2001 and $422,000 in 2002 and 2003, plus annual increases based on the consumer price index.

Litigation
----------

Legal proceedings have been instituted against the company by a former long distance supplier claiming a sum of $140,000. Management has filed a counterclaim disputing the amount. A provision has not been made in the financial statements for this claim because an estimate cannot be made and the outcome is not determinable.

In addition to the aforementioned litigation, the Company is party to legal actions arising during the normal course of business.

In the opinion of management, the ultimate outcome of the above litigation will have no material effect on the financial position, results of operations or cash flows of the Company.

Common and Preferred Stock
--------------------------

During the fiscal years ended March 31, 1998 and 1997, the Company issued shares of its common and preferred stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4 (2), for offerings not involving a public offering.

Note 14. Employee Benefit Plans

During 1998, the Company established an Employee Pretax Savings Plan (401K plan) for its employees. For the year ended March 31, 1998, the Company contributed 25%, up to 6%, of employee's compensation. The Company incurred approximately $5,500 of pension expense in 1998 relating to this plan.

Muller maintains a defined contribution plan for its employees. Pension expense under this plan was $ -0- and $10,000 for 1998 and 1997.

Note 15.  Fixed Assets

Fixed assets consist of:
                                           March 31,
                                       1998        1997
 Telecommunications switches
    and equipment                   $ 205,925    $      -
 Equipment - furniture and fixtures   372,063     245,196
                                  -----------     -------
                                      577,988     245,196
     Accumulated depreciation        (144,647)   (116,207)
                                 ------------ ------------
                                    $ 433,341   $ 128,989
                                      =====          =====

Note 16.  Income Taxes

In February 1992, the FASB issued SFAS 109, effective for fiscal years beginning after December 15, 1992. This statement established financial accounting and reporting standards for the effect of deferred income taxes using the liability approach, as compared to the concept of matching tax expense to pre-tax income (deferred method) required under previous accounting standards. In addition, under previous accounting standards, the tax benefit of utilizing operating loss carryforwards was reflected as an extraordinary item.

Deferred tax assets and liabilities are determined utilizing the enacted tax rates applicable to the period the temporary differences are expected to be paid or recovered. Accordingly, the current period tax provision can be affected by the enactment of new tax rates. The statement requires a valuation allowance reducing the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. DCI and its wholly owned subsidiaries have a net operating loss carryforward of approximately $1,986,000 as of March 31,1998 which expires through 2012. A deferred tax benefit has not been recorded with respect to the remaining net operating loss carry forward.

During 1998, the Company utilized net operating loss carryforwards and related tax benefits as follows:

     Net gain on disposal of discontinued operations        $ 4,185,179
     Tax liability on gain of discontinued operations        (1,433,962)
     Tax benefit from utilization of net operating
        loss carryfoward                                      1,433,962
                                                            -----------
     Net gain on disposal of discontinued operations        $ 4,185,179
                                                            ===========
The provision for income taxes is based upon Muller Media's individual financial results, as it is not included in the company's consolidated tax return.

The deferred tax liability reported on the accompanying balance sheets applies to Muller Media, Inc. For income tax reporting, Muller uses the installment method of accounting. This method recognizes revenue and the related expense over the installments paid by the television stations to Muller, usually over 12 to 36 months. Deferred income taxes have been recorded for the excess of financial statement income over taxable income.

Note 17.  Segment Information

The following table shows sales, operating earnings (loss) and other financial information by industry segment for the years ended March 31,1998 and 1997.

1998          Media       Travel      Telecom   Corporate    Consolidated
----          -----      --------     -------   ---------    ------------
Sales      $2,721,897   $1,194,199  $4,201,031  $       -      $8,117,127
Operating
  (loss)
  earnings     45,311      (28,764) (1,151,097)(1,474,724)     (2,609,274)

Identifiable
  assets    6,215,098      46,130    6,768,827  8,641,018      21,671,073

Depreciation    6,499       5,861      127,225     13,364         152,949

Capital
  Expenditures      -       7,491      345,449     22,142         375,082

1997          Media      Travel        Telecom   Corporate    Consolidated
----          ------     --------     --------  ----------  ---------------
Sales        $825,225   $1,088,713     $25,953   $       -      $1,939,891
Operating
 (loss)
 earnings     186,586       17,402           -    (228,495)        (24,508)
Identifiable
  assets    6,216,388       27,122      37,197   2,810,974       9,091,681
Depreciation    2,106           42           -      11,469          13,617
Capital
  expenditures      -            -           -      40,082          40,082

The Company's operations are classified into three business segments as follows:

Media - Includes the national distribution and syndication of feature films and programs to the broadcast and cable television industry.

Travel - Includes a travel agency.

Telecommunications - Includes prepaid phone cards, fax over the Internet, and long distance communications.

Note 18.  Joint Venture

On March 31, 1998 the Company and DataWave Systems Inc.( DataWave) formed a joint venture for the marketing, sale and service of prepaid long distance telephone calling cards in Canada. Under the terms of the agreement, DataWave and CardCaller Canada, Inc. will contribute all existing Canadian business to the joint venture. DCI owns 60% and DataWave 40% of the joint venture.

In addition DCI contributed $281,000 to the joint venture on March 31, 1998, which is recorded in other investments in the financial statements.

Note 19.  Subsequent Events

The former shareholders of Muller completed the exercise of put options as described in Note 3. DCI repurchased 800,000 shares of common stock from the former shareholders of Muller on June 9, 1998 for $2,000,000.

On April 30 , 1998, DCI, entered into an agreement with Edge Communications Inc. (Edge) to purchase all of Edge's outstanding common stock for 4,385,715 shares of DCI stock.

In April, 1998 the Company issued $3,000,000 of Series F 8% non -voting convertible preferred shares . The shares are convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the ten days prior to conversion or $4. The securities must be converted into common shares within two years of the issue date. In connection with this offering 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors.