Form 10QSB
period 1998-06-30
DCI TELECOMMUNICATIONS INC
filed 1998-08-18
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
   June 30, 1998                                    2-96976-D
-----------------------                         ------------------

                      DCI TELECOMMUNICATIONS, INC.
       (Exact Name of Registrant as specified in its charter)

             COLORADO                            84-1155041
          ---------------                  -----------------------
   (State or other jurisdiction          (IRS Employer Identification
  of incorporation or organization)               Number)


           611 Access Road, Stratford, Connecticut  06615
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
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
       21,277,689              Common Stock,        August 14, 1998
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet June 30, 1998                                    3

       Statements of Operations
        Three Months Ended June 30, 1998 and 1997                     4

       Statements of Cash Flow
        Three Months Ended June 30, 1998 and 1997                     5

       Notes to Unaudited Financial Statements
        June 30, 1998                                                 6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 9

PART II
       Other Information                                              13

       Signatures                                                     15

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                          June 30
          ASSETS                                            1998

Current Assets:
    Cash                                                 $3,611,830
    Restricted cash                                          34,475
    Investments                                              45,632
    Accounts receivable                                   5,013,704
    Receivable from SmarTalk                                650,000
    Prepaid expenses                                        128,818
    Inventory                                               501,645
                                                          ---------
Total Current Assets                                      9,986,104

Fixed Assets                                              1,974,356
Less: Accumulated depreciation                             (239,222)
                                                          ---------
Net Fixed Assets                                          1,735,134
                                                          ---------
Accounts receivable                                         682,253
Deferred costs                                              271,938
Deposits                                                    113,188
Other investments                                            89,905
Other Assets
   -    costs in excess of
      net assets acquired:
     CardCall International                              3,987,523
     Muller Media                                        1,989,931
     CyberFax                                            1,033,975
                                                         ----------
                                                          7,011,429
Less: Accumulated amortization                              456,500
                                                         ----------
Net other assets                                          6,554,929
                                                         ----------
Total Assets                                            $19,433,451
                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                $3,509,313
    Participations payable                                1,514,780
    Preferred stock dividend                                278,642
    Deferred Revenue                                        212,650
    Due to shareholders                                     200,370
    Income Taxes Payable                                    138,400
                                                         ----------
Total Current Liabilities                                 5,854,155

Participations payable                                      506,000
Long Term Debt                                              135,000
Deferred Income Taxes                                       367,810
Due to joint venture partner                                660,157
Redeemable, convertible preferred stock $10,000 and
  $1,000 par and redemption value, 2,000,000
  shares authorized, 3,019 shares issued and
  outstanding (3,000 shares at $1,000 par and 19
  shares at $10,000 par)                                  3,197,550
                                                          ---------
Total Liabilities                                        10,720,672
                                                         ----------
Minority interests                                           31,213

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 5,000,000 shares authorized,
      3,972 shares issued and outstanding;                  305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
     20,598,678 shares issued and outstanding                 2,060
    Paid in capital                                      12,410,094
    Treasury Stock (1,155,000 shares at cost)            (4,104,379)
    Unrealized capital loss                                  (5,495)
    Currency translation adjustment                         (16,736)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                                91,022
                                                          ---------
Total Shareholders' Equity                                8,681,566
                                                         ----------
Total Liabilities and Shareholders' Equity              $19,433,451
                                                        ===========

         See Accompanying Notes to Consolidated Financial Statements

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                                                  Three Months Ended
                                                        June 30,
                                                    1998         1997
                                                    ----         ----
Sales - travel                                   $  331,062 $  298,413
Sales - products                                  5,974,240  3,897,372
                                                  --------- ----------
Net Sales                                         6,305,302  4,195,785

Cost of sales - travel                              284,894    281,033
Cost of sales - products                          5,093,677  3,211,291
                                                 ---------- ----------
Cost of sales                                     5,378,571  3,492,324

Gross profit                                        926,731    703,461

Selling, general and administration expenses        510,261    418,942
Salaries and compensation                           650,030    230,117
Professional and consulting fees                    357,253    106,115
Amortization and depreciation                       168,319     45,616
                                                  --------- ----------
                                                  1,685,863    800,790

Loss from operations                               (759,132)  (97,329)

Other income and (expense):
  Investment income                                  37,020    11,950
  Interest expense                                  (80,353)  (33,065)
                                                  --------- ---------
                                                    (43,333)  (21,115)

Loss from continuing operations before
  minority interest                                (802,465) (118,444)

Minority interest in earnings of subsidiary          (3,213)       --
                                                 ---------- ---------
Loss from continuing operations                    (805,678) (118,444)

Discontinued operations:
  Loss from operations, net of tax:
  Computer board - Alpha division                        --   (49,124)
  Privilege card operations - PEL                        --    16,145
  Prepaid phone card segment - UK                        --   359,684
                                                   --------   --------
Net income (loss) before dividends
  on preferred stock                               (805,678)   208,261

Dividends on preferred stock                         43,951      9,185

Income (loss) applicable to
  common shareholders                             ($849,629)  $199,076
                                                  =========  =========
Basic and diluted income (loss) per common share

Continuing operations                                $(0.04)    $(0.01)

Discontinued operations:
  Gain from operations                                   --      $0.03

Total                                                $(0.04)     $0.02
                                                  =========  =========

Weighted average common shares outstanding       19,181,184 12,508,282

     See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Three Months Ended
                                                    June 30,
                                               1998          1997
Cash flows from (used in) operating activities:
Net loss from continuing operations        ($ 805,678)     ($118,444)
Adjustment to reconcile net loss from
 continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization         168,319         45,916
        Stock issued for services                  --            800
        Minority interest                       3,213             --

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                      (325,771)            --
        Accounts receivable                (1,720,328)      (305,121)
        Inventory                            (354,123)       (46,547)
        Deposits                              (45,871)       (71,743)
        Prepaid expenses                        9,485             --
        Other assets                          (77,523)      (139,767)

     Increase (Decrease) in:
        Accounts payable and
          accrued expenses                  1,075,871        550,995
        Participations payable               (372,338)      (228,188)
        Income taxes                           91,341         35,883
        Deferred revenue                      212,650             --
                                             --------       --------
           Total Adjustments               (1,335,075)      (157,772)
                                             --------       --------
Net cash used in operating activities      (2,140,753)      (276,216)
                                             --------       --------

Cash flows from (used in) investing activities:
        Additions to fixed assets            (265,076)       (19,453)
                                             --------       --------
Net cash used in investing activities        (265,076)       (19,453)
                                             --------       --------

Cash flows from (used in) financing activities:
        Proceeds from stock
          options exercised                   248,589         68,077
        Purchase of treasury stock         (2,355,318)            --
        Due to joint venture                  688,157             --
        Payment of notes payable           (4,938,942)      (272,800)
        Proceeds from sale of
          preferred stock                   2,750,000             --
        Common stock dividend                (203,962)            --
        Advances from shareholders           (209,786)       298,979
        Sale of equity securities           8,124,761             --
                                             --------       --------
Net cash from financing activities          4,103,499         94,256
                                             --------       --------

Net cash used in discontinued operations           --        (24,368)

Net increase (decrease) in cash             1,697,670       (225,781)

Cash, beginning of year                     1,914,160      1,295,300
                                           ----------      ---------
Cash, end of period                        $3,611,830     $1,069,519


                                              Three Months Ended
                                                    June 30,
                                             1998           1997

Supplemental disclosures of cash flow information:

Cash paid for interest                      $80,000       $  33,000

Non cash investing and financing transactions:
     Acquisitions by stock issuance:
        CardCall International                   --      $7,254,523
        CyberFax                                 --      $1,033,975
     Preferred stock dividends              $43,951      $    9,185
     Non cash settlements                        --       $  40,000


     See Accompanying Notes to Consolidated Financial Statements

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements June 30, 1998

NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassification of prior year numbers have been made to conform to the current years presentations, to report the acquisition of Edge Communications, Inc. as a pooling of interest, and to account for discontinued operations.

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Material intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended March 31, 1998.

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

By   May 29, 1997,  the  shareholders  of  CardCall  had  approved   the
transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement, for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. 7,002,406 options to purchase DCI stock at $.20 per share were granted as a result of this transaction. As of June 30, 1998, 4,023,685 of these options for shares of DCI stock had been exercised.

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

Edge Communications, Inc.
-------------------------

On  April 30,1998 the Company issued 4,385,715 shares of common stock for
all   of  the  outstanding  shares  of  Edge  Communications,  Inc.   The
acquisition has been accounted for as a pooling of interests, and accordingly, the accompanying financial information has been restated to include the accounts of Edge for all periods presented. Net sales and net
(loss) earnings of the separate companies prior to date of acquisition are as follows:
                                April 1, 1998     Three Months Ended
                                   through              June 30,
                                April 30, 1998            1997
                                --------------    ---------------
     Net Sales:
     DCI                         $  737,836         $2,367,522
     Edge Communications, Inc.    1,092,500          1,828,263
                                 ----------         ----------
     Combined                    $1,830,336         $4,195,785
                                  =========         ==========

     Net(Loss) From Continuing Operations:
     DCI                          ($301,528)         ($166,246)
     Edge Communications, Inc.      (56,492)            47,802
                                 ----------         ----------
     Combined                     ($358,020)         ($118,444)
                                 ==========         ==========

NOTE 3.  Common and Preferred Stock
-----------------------------------

In April, 1998 the Company issued $3,000,000 of Series F 8% non-voting convertible preferred shares. The shares are convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the ten days prior to conversion or $4. The securities must be converted into common shares within two years of the issue date. In connection with this offering 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors.

During the three months ended June 30, 1998, the holders of $412,500 of preferred shares of Series E Convertible Preferred Stock and deemed dividends of $98,959 were converted to 368,304 common shares. In addition, options to purchase 1,691,122 common shares were exercised from which the Company received $248,589.


NOTE 4.  PhoneLine CardCall International
-----------------------------------------

On March 31, 1998 the Company and DataWave Systems Inc. (DataWave) formed a Canadian company, PhoneLine CardCall International ("PhoneLine") for the marketing, sale and service of prepaid long distance telephone calling cards in Canada. DataWave and CardCaller Canada, Inc. contributed fixed assets, Canadian business, and certain liabilities to PhoneLine. DCI owns 60% and DataWave 40% of the company.

The Company's consolidated financial statements include 100% of the assets, liabilities and operations of PhoneLine. The ownership interest of DataWave is recorded as a minority interest in the accompanying financial statements.

               Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the three months ended June 30, 1998. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company, since its recent acquisitions, operates predominantly in the telecommunications industry providing a broad range of communication service. The Company's services include long distance, prepaid phone cards, motion picture distribution, a travel agency, as well as real-time fax over the Internet. Through continued investments and fiscal 1998 business acquisitions, the Company has expanded its business into rapidly developing markets.

Recent Acquisitions and Dispositions
------------------------------------

In the quarter ended June 30, 1997, the Company acquired CardCall International and CyberFax. CardCall International, through its subsidiaries CardCall UK and CardCaller Canada, sold prepaid phone cards. In the third quarter of fiscal 1998, the Company sold its phone card distribution contract in the U.K. for $9,000,000. Due to a non-compete clause in the sale agreement, CardCall UK discontinued its operations after the sale. During fiscal 1998 the Company also discontinued operations of Privilege Enterprises Limited and its Alpha Products division due to a lack of profitability.

On  March  31, 1998 the Company and DataWave Systems, Inc. formed  a  new
company,   PhoneLine   CardCall  International  ("PhoneLine")   for   the
marketing, sale and service of prepaid long distance phone cards in Canada. The accompanying financial statements include the results of PhoneLine for the quarter ending June 30, 1998. This new company joins together two of the larger prepaid phone card distributors in Canada, and the Company is expecting economies of scale by facility and staff reductions, as well as better long distance rates with carriers. DCI owns 60% and DataWave 40% of PhoneLine.

During the quarter ended June 30, 1998 the Company acquired Edge Communications, Inc. This acquisition gave the Company a meaningful entrance into the U.S. prepaid phone card market. Edge had sales of $8,780,000 for the twelve months ended March 31, 1998 and has been sustaining rapid growth in the last several months. Edge was accounted for as a pooling of interests.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998 the Company had unrestricted cash of $1,837,000, $43,000 of marketable securities, and $8,125,000 of stock of SmarTalk Teleservices, Inc. During the quarter ended June 30, 1998, the Company sold the SmarTalk stock realizing net proceeds of $8,125,000. The Company repaid its loans of $4,939,000 which it had borrowed against its position in SmarTalk stock.

Also during the quarter ending June 30, 1998, the former shareholders of Muller Media exercised their put options to receive $2,000,000 in cash, and the Company repurchased 800,000 shares of its common stock.

Other sources of cash during the quarter included $2,750,000 from the sale of preferred stock, and $249,000 from the exercise of stock options.

At June 30, 1998 the Company has a current ratio of 1.7 to 1, and has unrestricted cash of $3,612,000.

The Company has an agreement to acquire Locus Corporation, a facilities based carrier located in Fort Lee, New Jersey. The Company has also entered into a Letter of Intent to enter a European joint venture with TIMEWorldCom, an international provider of long distance services, located in Gaithersburg, Maryland. Management believes it will need additional resources to complete the acquisitions, specifically $10,000,000 for the Locus acquisition, and to fund the future capital needs of these companies and its existing subsidiaries. The ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available, or if available, that it will be on acceptable terms.

Consolidated Results of Operations
----------------------------------

Changes reflected in the following analysis that refer to PhoneLine are gross changes. It should be noted that the Company owns 60% of the PhoneLine.

                                           Three Months Ended
                                                June 30,
                                            1998         1997
                                            ----         ----
Net Sales                                $6,305,302   $4,195,785
---------

Net sales in the quarter ended June 30, 1998 increased $2,109,517, or 50%, over the 1997 first quarter. Phone card sales by Edge Communications increased approximately $2,602,000 over 1997 levels. Sales of newly formed PhoneLine were $345,000 less than CardCaller Canada sales in 1997, primarily due to the delay in the startup of PhoneLine.

                                           1998        1997
                                           ----        ----
Cost of Sales                           $5,378,571   $3,492,324
-------------

Cost of sales increased $1,886,247 in the 1998 first quarter. Cost of sales for Edge increased $2,455,000, principally due to increased sales. PhoneLine cost of sales dropped by $449,000, due to lower sales as compared to CardCaller Canada alone in 1997. Muller cost of sales also declined slightly as a result of lower sales.

                                               1998        1997
                                             --------    --------
Selling, General & Administration Expense    $510,261    $418,942
-----------------------------------------

Selling, general and administrative costs increased $91,000 in 1998. Travel and entertainment costs increased $37,000 as the Company became more globally diverse. In connection with its growth, Edge incurred $30,000 more in SG&A in 1998, and the balance of the increase is due to general corporate growth.


                                          1998       1997
                                          ----       ----
Salaries and Compensation                $650,030   $230,117
-------------------------

Salaries were $420,000 higher in the 1998 first quarter. Of the increase, $156,000 was associated with the European operations which were not operational in 1997 and $133,000 was due to corporate staff increases. Increases are also associated with PhoneLine (2 companies) versus CardCaller Canada alone in 1997.

                                         1998        1997
                                         ----        ----
Professional and Consulting Fees      $357,253     $106,115
--------------------------------

Professional and consulting fees increased $251,000 over 1997 levels. Acquisitions, dispositions and general corporate growth all contributed to an increase of $180,000 at the corporate level. Legal, accounting and management fees associated with PhoneLine accounted for an additional $51,000, while professional fees for the Edge acquisition and audit accounted for $20,000.

                                          1998       1997
                                          ----       ----
Amortization and Depreciation          $168,319     $45,616
-----------------------------

Amortization and depreciation rose $122,703 in 1998 as compared to the 1997 first quarter. Amortization of goodwill associated with CyberFax and

CardCall International accounted for $62,500 of the increase. Increased depreciation on added equipment at all the subsidiaries accounted for the balance.

                                        1998        1997
                                         ----       ----
Interest Income                       $ 37,020     $11,950
Interest Expense                      ($80,353)   ($33,065)
---------------

The $25,000 increase in investment income is a result of $8,000 earned by DCI on short-term investments plus $7,000 increased earnings from Muller Investments.

Interest expense increased $47,000 in 1998. Interest expense on short-term debt borrowed by DCI against the SmarTalk stock resulted in a $72,000 increase. This was partially offset by lower interest for CardCaller Canada which had paid off debt it had in the 1997 first quarter.

                                           1998       1997
                                           ----       ----
Discontinued operations - Alpha              --    ($49,124)
                        - Privilege Card     --     $16,145
                        - CardCall U.K.      --    $359,684

These balances in 1997 represent the net operating gains (losses) of operations that were discontinued in 1998.

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

ITEM 2.  CHANGES IN SECURITIES.
          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 14

ITEM 6 - Exhibits and Reports on Form 8K

On May 14, 1998 the Company filed a Form 8K which described the acquisition of Edge Communications, Inc.

On May 19, 1998 the Company filed a Form 8K which described the termination of acquisition discussions with WorldPass Communications Corporation, the declaring of a $.01 per common share cash dividend, and the signing of a Letter of Intent with Locus Corporation.

On June 16, 1998 the Company filed a Form 8K which described the exercising of put options under the stock purchase agreement among the Company, Muller Media, Inc., and Robert Muller and Daniel Mulholland.

On July 7, 1998 the Company filed a Form 8K which included a copy of the Escrow Agreement among the selling shareholders of Muller Media, Inc. and the Company.

On July 27, 1998 the Company filed a Form 8K which described the signing of a definitive agreement to acquire privately owned Locus Corporation. Also described was the activity of stock options issued through July 22, 1998.

On August 17, 1998 the Company filed a Form 8K which included the audited financial statements for Edge Communications, Inc.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: August 17, 1998             By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                    By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer