Form 10QSB
period 1998-09-30
DCI TELECOMMUNICATIONS INC
filed 1998-11-17
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
  September 30, 1998                               2-96976-D
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
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
       21,657,435              Common Stock,        November 16, 1998
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet September 30, 1998                               3

       Statements of Operations
        Six Months Ended September 30, 1998 and 1997
        Three Months Ended September 30, 1998 and 1997                4

       Statements of Cash Flow
        Six Months Ended September 30, 1998 and 1997                  5

       Notes to Unaudited Financial Statements
        September 30, 1998                                            6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 11

PART II
       Other Information                                              15

       Signatures                                                     17

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                       September 30
          ASSETS                                            1998

Current Assets:
    Cash                                                 $2,696,536
    Restricted cash                                          34,475
    Investments                                              43,675
    Accounts receivable                                   4,699,374
    Receivable from SmarTalk                                650,000
    Prepaid expenses                                        140,700
    Inventory                                             1,178,059
                                                          ---------
Total Current Assets                                      9,442,819

Fixed Assets                                              2,057,780
Less: Accumulated depreciation                              317,377
                                                          ---------
Net Fixed Assets                                          1,740,403
                                                          ---------
Accounts receivable                                         919,171
Deferred costs                                              713,623
Deposits                                                     94,661
Other investments                                            61,256
Other Assets
   -    costs in excess of
      net assets acquired:
     CardCall International                              3,870,249
     Muller Media                                        1,712,403
     CyberFax                                            1,033,975
     Travel Source                                           86,379
                                                         ----------
                                                          6,703,006
Less: Accumulated amortization                              401,500
                                                         ----------
Net other assets                                          6,301,506
                                                         ----------
Total Assets                                            $19,273,439
                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                $5,234,607
    Preferred stock dividend                                635,225
    Deferred Revenue                                        757,304
    Due to shareholders                                     137,939
    Income Taxes Payable                                    152,100
                                                         ----------
Total Current Liabilities                                 6,917,175

Long term accounts payable                                  666,000
Long Term Debt                                              136,495
Deferred Income Taxes                                       367,810
Due to joint venture partner                                677,076
                                                          ---------
Total Liabilities                                         8,764,556
                                                         ----------
Minority interests                                           14,400

Redeemable, convertible preferred stock,
  $1,000 par and redemption value, 2,000,000
  shares authorized, 2,510 shares issued and
  outstanding                                            2,510,050

Commitments and Contingencies

Shareholders' Equity:
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
     21,677,802 shares issued and outstanding                 2,168
    Paid in capital                                      13,146,194
    Treasury Stock (1,155,000 shares at cost)            (4,104,378)
    Currency translation adjustment                         ( 4,949)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                            (1,054,602)
                                                          ---------
Total Shareholders' Equity                                7,984,433
                                                         ----------
Total Liabilities and Shareholders' Equity              $19,273,439
                                                        ===========

         See Accompanying Notes to Consolidated Financial Statements





                                    3(a)

                      DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                              Three Months Ended      Six Months Ended
                                September 30,           September 30,
                              1998         1997       1998         1997

  Travel Service Sales     $  286,760  $  280,987  $  617,822  $ 579,400
  Product Sales            10,701,318   2,939,499  16,395,098  5,267,658
                           ----------  ----------  ---------- ----------
  Net Sales                10,988,078   3,220,486  17,012,920  5,847,058

  Cost of Sales - Travel      280,055     240,758     564,949    521,791
                - Product   9,571,269   2,509,190  14,604,700  4,523,636
                           ----------   ---------   --------- ----------
    Gross Profit            1,136,754     470,538   1,843,271    801,631

 Selling, General &
  Admin. Expenses             825,600     355,982   1,302,256    543,587
 Salaries and
  Compensation                650,366     453,515   1,193,124    580,766
 Amortization &
  Depreciation                 98,434       6,780     265,548     16,463
 Professional and
    Consulting Fees           112,775     180,877     444,097    287,267
                            ---------    --------   --------- ----------
                            1,687,175     997,154   3,205,025  1,428,083

 Income (Loss)
   from Operations         (  550,421)   (526,616) (1,361,754)  (626,452)

Other Income and (Expense):
  Interest Expense            (11,560)    (47,797)    (91,913)   (97,715)
  Interest Income              24,746       1,011      42,933      1,036
                            ---------  ----------   ---------  ---------
                               13,186     (46,786)    (48,980)   (96,679)

  Net (Loss) - Continuing
               Operations  (  537,235)   (573,402) (1,410,734)  (723,131)

Minority interest              15,214          --      12,001         --

Loss from discontinued computer
  board operations                 --    (526,178)         --   (558,958)

Discontinued prepaid phone
  card segment - U.K.                    (585,775)         --   (551,265)

  Net Income (Loss)        (  522,021) (1,685,355) (1,398,733)(1,833,354)

  Preferred dividend         (750,000)   (195,352)   (750,000)  (204,538)
                           ----------   ---------   ---------  ---------
                           (1,272,021) (1,880,707) (2,148,733)(2,037,892)


 Basic and diluted Net
  Income (Loss) per share
   - continuing operations     ($.06)     ($.05)      ($.11)     ($.07)
   - discontinued operations      --      ($.08)         --      ($.08)
                               -----     ------      ------    -------
Net Income (Loss)
   per common share            ($.06)    ($ .13)      ($.11)     ($.15)

  Weighted average common
   shares outstanding     20,912,730 14,139,574  20,046,974 13,323,928

     See Accompanying Notes to Consolidated Financial Statements






                                   4(a)

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Six Months Ended
                                                 September 30,
                                               1998          1997

Cash flows from (used in) operating activities:
Net loss from continuing operations       ($1,398,733)     ($723,131)
Adjustment to reconcile net loss from
 continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization         265,548         16,463
        Stock issued for services                  --            800
        Minority interest                      12,001             --

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                      (325,771)            --
        Accounts receivable                (2,057,260)      (857,861)
        Inventory                          (1,030,566)        32,583
        Deposits                              ( 4,668)         2,894
        Prepaid expenses and deferred costs  (493,715)            --

     Increase (Decrease) in:
        Accounts payable and
          accrued expenses                  1,451,423        637,731
        Deferred revenue                      439,654             --
                                             --------       --------
           Total Adjustments               (1,743,354)      (167,390)
                                             --------       --------
Net cash (used in) operating activities    (3,142,087)      (890,521)
                                             --------       --------

Cash flows from (used in) investing activities:
        Additions to fixed assets            (475,495)       (17,468)
        Investment in CardCall International       --       (110,000)
        Cash acquired with acquisition      1,170,486             --
                                             --------       --------
Net cash from (used in) investing
    activities                                694,991       (127,468)
                                             --------       --------

Cash flows from (used in) financing activities:
        Proceeds from stock
          options exercised                   432,007         38,507
        Purchase of treasury stock         (2,355,318)       (85,000)
        Due to joint venture                  677,076             --
        Payment of notes payable           (5,038,942)      (144,072)
        Increase in long term debt            101,320             --

        Proceeds from sale of
          preferred stock                   2,750,000      1,350,000
        Common stock dividend                (203,962)            --
        Advances from shareholders           (368,058)       395,142
        Sale of equity securities           8,124,761             --
                                             --------       --------
Net cash from financing activities          4,118,884      1,554,577
                                             --------       --------

Net cash used in discontinued operations           --       (443,349)

Net increase (decrease) in cash             1,671,788         93,239

Cash, beginning of year                     1,024,746        764,559
                                           ----------      ---------
Cash, end of period                        $2,696,534     $  857,798


                                              Six Months Ended
                                                 September 30,
                                             1998           1997

Supplemental disclosures of cash flow information:

Cash paid for interest                      $91,000       $  97,000

Non cash investing and financing transactions:
     Acquisitions by stock issuance:
        CardCall International                   --      $7,008,952
        CyberFax                                 --      $1,033,975
     Preferred stock dividends             $750,000      $  204,538
     Stock issued for liabilities                --       $  40,000


     See Accompanying Notes to Consolidated Financial Statements

                                  5(a)

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements September 30, 1998

NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain restatements of prior year numbers have been made to conform to the current years presentations, to report the acquisition of Edge Communications, Inc. as a pooling of interest, to account for discontinued operations and to revise the effective acquisition dates of Muller Media and CardCall International Holdings.

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

By May 29, 1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement, for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. 7,002,406 options to purchase DCI stock at $.20 per share were granted as a result of this transaction. As of September 30, 1998, 4,860,777 of these options for shares of DCI stock had been exercised. Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options have restrictions as to when they can be sold ranging from September 1, 1997 to December 1, 1998.

The transaction was initially recorded under the purchase method of accounting, effective April 1, 1997, however the Securities and Exchange Commission has ruled that the effective acquisition date is May 29, 1997. The total purchase price includes the $1,610,000 in cash, $2,545,000 assigned value for the stock options, and assumption of net liabilities of $2,853,000. Goodwill was recorded at $7,008,000. The financial statements include the results of operations of CardCall since May 29, 1997, the effective date of acquisition. The goodwill is being amortized over 20 years. The stock offering agreement called for the exchange of shares by DCI in the acquisition of CardCall. A condition in the offer was that the number of DCI shares to be issued would be reduced on a share for share basis by the difference between 545, 455 and the actual number of shares issued in the Series C preferred stock conversion described in Note 10 to the financial statements. There was no value assigned to the common stock that would be distributed per the offering agreement as these shares were not issued due to the number of common shares issued in the conversion of the series C preferred stock to common stock. There was no value assigned to the common stock warrants as the exercise price of $4 was greater than the market value of the common stock. The Company valued the options issued at $.30 per option ($.50-.20 exercise price). The difference ($1.60) between the exercise price, $.20 and the stock valuation price of $1.80 was reduced by $1.30 for a 50% dilution factor, a 10% factor because the shares issued upon exercise of the options would be restricted and a 10% factor based upon the time from when the shares could be exercised and tradable.

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
                                                            Three Months
                        April 1, 1998     Six Months Ended      Ended
                            through         September 30,   September 30,
                        April 30, 1998            1997          1997
                        --------------    ---------------     ---------
Net Sales:
DCI                         $  737,836         $2,253,302    $1,454,993
Edge Communications, Inc.    1,092,500          3,593,756     1,765,493
                            ----------         ----------    ----------
Combined                    $1,830,336         $5,847,058    $3,220,486
                             =========         ==========    ==========

Net(Loss) From Continuing Operations:
DCI                          ($301,528)       ($1,075,847)    (895,169)
Edge Communications, Inc.      (56,492)           369,568      321,767
                            ----------         ----------    ---------
Combined                     ($358,020)         ($706,279)   ($573,402)
                            ==========         ==========    =========

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

DCI repurchased 400,000 shares of such common stock in March, 1998 for $1,000,000 and completed the repurchase from the exercising parties on June 9, 1998 upon payment of an additional $2,000,000. The financial statements include the results of operations since June 9, 1998.

The transaction was recorded under the purchase method of accounting. The total purchase price includes $3,000,000 in cash, Goodwill was recorded at $1,712,403. The financial statements include the results of operations of Muller since June 9, 1998, the date of acquisition. The goodwill is being amortized over 20 years.

NOTE 3.  Common and Preferred Stock
-----------------------------------

In April, 1998 the Company issued $3,000,000 of Series F 8% non -voting convertible preferred shares. The shares are convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the ten days prior to conversion or $4. The securities must be converted into common shares within two years of the issue date. In connection with this offering 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors.

During the six months ended September 30, 1998, the holders of $687,500 of preferred shares of Series F Convertible Preferred Stock and deemed dividends of $171,750 were converted to 564,387 common shares.

During the six months ended September 30, 1998, the holders of $412,500 of preferred shares of Series E Convertible Preferred Stock and deemed dividends of $98,959 were converted to 368,304 common shares.

During  the six months ended September 30, 1998, the holders of  $305,000
of   preferred  shares  of  Series  A  Convertible  Preferred  Stock  and dividends of $177,717 were converted to 321,811 common shares.

In addition, options to purchase 2,536,214 common shares were exercised from which the Company received $432,007.

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

NOTE 5. Subsequent Event
------------------------

On November 6, 1998, DCI Telecommunications, Inc. signed a definitive merger agreement with Wavetech International, Inc. The acquisition will be accounted for as a reverse merger.

NOTE 6. Pro Forma Financial Information
---------------------------------------------------

The following table summarizes the unaudited pro forma results of operations of the Company for the six months ended September 30, 1998 and 1997, assuming the acquisitions of CardCall, CyberFax, Muller, PEL, Travel Source, Edge Communications, Wavetech International, Inc. and the joint venture had occurred on April 1, 1997. The pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1997 or of future results of operations.

                              Six Months Ending     Three Months Ending
                                 September 30,          September 30,
                             1998          1997        1998       1997
                             ----          ----        ----       ----

Net sales              $17,335,848    $ 8,254,629 $10,988,078 $3,400,275
                       -----------     ---------- -----------  ---------
Income (loss):
 Continuing operations $(1,808,575)  $ (1,465,990)  $(747,737) $(799,331)
 Discontinued operations        --     (1,110,223)         -- (1,111,953)
                      ------------   ------------  -----------  ---------
Net income (loss) before
 preferred dividends   $(1,808,575)   $(2,576,213) $(747,737)$(1,911,284)
                          ========       ========  ========= ===========
Net income (loss) per share:
  Continuing operations  $   (.10)     $     (.08)     $(.06)      $(.05)
  Discontinued operations      --            (.05)        --        (.06)
                         --------     -----------  ---------  ----------
     Net income (loss)    $  (.10)      $    (.13)     $(.06)      $(.11)
                         ========       =========  =========  ==========
Weighted average shares
  outstanding          24,466,441      20,076,624 24,386,441  18,746,856
                         ========        ======== ==========  ==========

               Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the six months ended September 30, 1998. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

On  March  31, 1998 the Company and DataWave Systems, Inc. formed  a  new
company,   PhoneLine   CardCall  International  ("PhoneLine")   for   the
marketing, sale and service of prepaid long distance phone cards in Canada. The accompanying financial statements include the results of PhoneLine for the six months ending September 30, 1998. This new company joins together two of the larger prepaid phone card distributors in Canada, and the Company is expecting economies of scale by facility and staff reductions, as well as better long distance rates with carriers. DCI owns 60% and DataWave 40% of PhoneLine.

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

Liquidity and Capital Resources
-------------------------------

At September 30, 1998 the Company had unrestricted cash of $2,697,000 and $43,000 of marketable securities. During the quarter ended June 30, 1998, the Company sold SmarTalk stock realizing net proceeds of $8,125,000. The Company repaid its loans of $4,939,000 which it had borrowed against its position in SmarTalk stock.

Also, on June 9, 1998 the former shareholders of Muller Media exercised their put options to receive $2,000,000 in cash, and the Company repurchased 800,000 shares of its common stock.

Other sources of cash during the first six months included $2,750,000 from the sale of preferred stock, and $432,000 from the exercise of stock options.

Consolidated Results of Operations
----------------------------------

Changes reflected in the following analysis that refer to PhoneLine are gross changes. It should be noted that the Company owns 60% of the PhoneLine.

                                           Six Months Ended
                                             September 30,
                                            1998         1997
                                            ----         ----
Net Sales                              $17,012,920  $ 5,847,058
---------

Net sales increased $11,165,862 in the 1998 six months compared to the comparable 1997 period. Edge sales of prepaid phone cards increased $9,004,000 due to rapid growth and new contracts. Muller Media, which was acquired as of June 9, 1998, accounted for approximately $1,098,000 of the increase. The prepaid phone card sales of PhoneLine in 1998 exceeded CardCaller Canada 1997 sales by $793,000 in the first six months. Travel Source sales were up $39,000 in 1998, and European sales were up $113,000.

                                           1998        1997
                                           ----        ----
Cost of Sales                          $15,169,649  $5,045,427
-------------

Cost of sales in 1998 exceeded 1997 by approximately $10,124,000. Edge cost of sales associated with higher sales noted above resulted in $8,822,000 of the increase. Costs associated with the recently acquired Muller Media accounted for $741,000 of the increase. PhoneLine 1998 costs exceeded CardCaller Canada by $431,000. Cost of sales for European operations were up $122,000 on increased sales.

                                               1998        1997
                                             --------    --------
Selling, General & Administration Expense  $1,302,256    $543,587
-----------------------------------------

Selling,  general  and administrative increased $759,000  over  the  1997 period. CyberFax costs increased $173,000 principally due to higher research and development costs as its product got closer to market.
Expenses of the newly acquired Muller contributed $120,000 to the increase. Increased operations in Europe added $70,000 to the increase. SG&A expenses of PhoneLine, a much larger operation than CardCaller Canada in 1997, accounted for $114,000 increased costs. SG&A expenses of DCI corporate and Edge increased $280,000 due to the large growth of both organizations.

                                          1998        1997
                                          ----        ----
Salaries and Compensation             $1,193,124   $ 580,766
-------------------------

Salaries increased $612,358 over 1997 levels. Salaries at the corporate level increase $219,000 due to wage increases and additional personnel added due to growth. The acquisition of Muller accounts for $183,000 of the increase. Salaries in Europe have increased $146,000 as operations have now increased. Salaries at Edge have increased $82,000 principally due to expanded operations.

                                          1998       1997
                                          ----       ----
Amortization and Depreciation          $265,548     $16,463
-----------------------------

The $16,463 in 1997 represents depreciation expense for continuing operations. Included in 1998 is depreciation of $114,048, amortization of Travel Source goodwill of $2,500, Muller goodwill of $24,000, CyberFax goodwill of $25,000 and CardCaller Canada goodwill of $100,000.


                                         1998        1997
                                         ----        ----
Professional and Consulting Fees      $444,097     $287,267
--------------------------------

Professional fees increased $157,000 over the 1997 period. Profession fees at PhoneLine were $71,000 higher than CardCaller Canada's 1997 charges principally due to the start up of the new joint venture. Edge professional fees also rose $62,000 due to its dramatic growth. Legal and accounting fees of the newly acquired Muller and increased CyberFax fees principally account for the remaining difference.

                                        1998        1997
                                         ----       ----
Interest Expense                      ($91,913)   ($97,715)
Interest Income                        $42,933     $ 1,036
---------------

Interest expense did not change materially from 1997.

The $42,000 increase in interest income is a result of $22,000 earned by DCI on short term investments plus $20,000 of interest earned on short-term investments of the newly acquired Muller Media.

                                           1998       1997
                                           ----       ----
Discontinued operations - Computer Board     --    ($558,958)
                        - Prepaid Phone
                            Card - UK        --    ($551,265)

The computer board loss in 1997 reflects the discontinuance of the Alpha Products division at September 30, 1997. Included in the loss was the write-off of unamortized customer base totaling $493,000. The prepaid phone card discontinued loss was due to a non-compete clause in the 1997 distribution contract sale to Smartalk for $9,000,000, which necessitated the shut-down of the UK operations.

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

ITEM 2.  CHANGES IN SECURITIES.
          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 16

ITEM 6 - Exhibits and Reports on Form 8K

On July 7, 1998 the Company filed a Form 8K which included the Escrow Agreement among the selling shareholders of Muller Media, Inc. and DCI Telecommunications, Inc.

On  July  27, 1998 the Company filed a Form 8K which included  the  Stock
Purchase Agreement among Locus Corporation, Jason Chon, J.P. Lee, James Ju and DCI Telecommunications, Inc.

On August 17, 1998 the Company filed a Form 8K which contained the audited financial statements for Edge Communications, Inc. for the years ending March 31, 1998 and 1997.

On August 31, 1998 the Company filed a Form 8K which contained the audited financial statements for CardCall International Holding, Inc. for the years ending March 31, 1997, 1996 and 1995.

On September 11, 1998 the Company filed a Form 8K which included a joint venture agreement between TIMEWorldcom U.S. and the Company Note:
TIMEWorldcom U.S. are not affiliated in any way with WorldCom, Inc.

On September 29, 1998 the Company filed a Form 8k which contained certain sales agreements between Edge Communications and Latin Debit Technologies for the sale of Edge's prepaid phone card products.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: November 16, 1998                By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                        By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer