Form 10QSB/A
period 1998-09-30
DCI TELECOMMUNICATIONS INC
filed 1999-01-20
CIK 769852

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



Year 2000 Issues
----------------

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

Company's State of Readiness

One of the Company's critical internal areas is its information technology systems, including general ledger, accounts receivable, payable, inventory and related packages for DCI and each of its subsidiaries. In this regard, the parent company has installed new software that is Year 2000 compliant and plans to install the same systems in each of its subsidiaries prior to September 30, 1999.

All of the Company owned switches, used to direct and monitor long distance telephone traffic, are currently Year 2000 compliant according to the manufacturer. Other less critical internal systems such as telephone and voice mail systems are in the process of being evaluated.

The Company also has relationships with outside third parties that could impact its business. The most important are the carriers that process and monitor the Company's long distance and prepaid card phone calls. All the carriers expect to be Year 2000 compliant and are in various stages of readiness. The Company's travel business is partially dependent on an outside reservation system representing many airlines. This system expects to be compliant by the end of 1998, and accepting year 2000 bookings by January 4, 1999.

Costs

The Company is addressing Year 2000 issues in house and at the present time the only other costs involve the purchase of financial software packages. Total costs are estimated at $110,000. Costs incurred to date are approximately $23,000.

Risks

The Company believes that its most reasonable likely worst case Year 2000 scenario would be if any of its third party long distance telephone carriers were unable to properly monitor or admit authorized personal identification numbered prepaid phone card calls through their systems. The time frame for the carrier to fix the problem, or the ability of the Company to recall prepaid phone cards and switch to another carrier with competitive rates, could cause a material business interruption.

The risks associated with the failure of the Company's financial software, or third party payroll preparation and stock transfer system, are considered less severe in that the Company believes switching to other vendors or using other methods would be relatively easy.

The risk of failure of the third party airline reservation system is that the Company would have to secure its travel arrangements by methods that would be more cumbersome and time consuming than the current automated system.

Contingency Plan

The Company is still evaluating whether it will develop a contingency plan for any of the risks noted above. A decision is expected by June 30, 1999.



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

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: January 20, 1999                 By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                        By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer