Form 10KSB/A
period 1998-03-31
DCI TELECOMMUNICATIONS INC
filed 1999-02-03
CIK 769852

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

At the closing, the shares of Muller and DCI were placed with escrow agents. This was done to facilitate a "put" option which could only be exercised by Muller subsequent to the closing under the put option. DCI must repurchase the shares for $3,000,000 if Muller exercised the "put" option, which commenced on the earlier of 120 days from December 27, 1996, unless an extension was requested by DCI, which Muller could not unreasonably withhold, or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. Extensions were granted by Muller through June 3, 1998. The selling stockholders had an option to keep DCI stock or accept up to $3,000,000 in cash from DCI.

DCI repurchased 400,000 shares of such common stock on March 16, 1998 for $1,000,000 and completed the repurchase from the exercising parties on June 9, 1998 upon payment of an additional $2,000,000 for the remaining 800,000 shares.

Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition will be accounted for as a purchase, effective June 9, 1998.

The previously issued financial statements included the results of operations of Muller Media, Inc., as of November 26, 1996, the date of the stock purchase agreement, under the purchase method of accounting. The accompanying financial statements exclude the results of operations of Muller Media, Inc. based upon comments and questions by the Securities and Exchange Commission with respect to the timing of the acquisition of Muller. The Company will record the purchase of Muller on June 9, 1998, the date the final payment was made under the put option agreement.

On March 31, 1997, DCI, entered into an agreement with CardCall International Holdings, Inc. (CardCall), a Delaware corporation, to purchase all its outstanding common stock (8,238,125 shares) and warrants. CardCall's board of directors who owned approximately 72% of the common stock had approved the agreement on March 29,1997, subject to shareholder approval.

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

By May 29,1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement, for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. 7,002,406 options to purchase DCI stock at $.20 per share were granted as a result of this transaction. The stock offering agreement called for the exchange of shares by DCI in the acquisition of CardCall. A condition in the offer was that the number of DCI shares to be issued would be reduced on a share for share basis by the difference between 545,455 and the actual number of shares issued in the Series C preferred stock conversion described in Note 10 to the financial statements. There was no value assigned to the common stock that would be distributed per the offering agreement as these shares were not issued due to the number of common shares issued in the conversion of the seies C preferred stock to common stock. As of March 31, 1998, 2,733,063 of these options for shares of DCI stock had been exercised.

Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options have restrictions as to when they can be sold ranging from September 1, 1997 to December 1, 1998.

The previously issued financial statements included the results of operation of CardCall International, Inc., as if the acquisition had been completed as of April 1, 1997, under the purchase method of accounting. The accompanying financial statements include the results of operations of CardCall International, Inc. since May 29, 1997 under the purchase method of accounting based upon comments and questions by the Securities and Exchange Commission with respect to the timing of the acquisition of CardCall.

On March 25, 1997, the Company acquired the Travel Source LTD through the issue of 29,412 shares valued at $3.40 per share or $100,000. Six months from closing, if DCI shares are less than $3.40 per share, additional shares must be issued to bring the purchase price back to $100,000. In fiscal 1998 the Company issued an additional 13,260 shares in accordance with this provision. The Company incorrectly accounted for the acquisition using the pooling of interest method. The accompanying financial statements have been restated to account for the acquisition as a purchase. Travel Source is a travel agency in Rhode Island.

On April 9, 1997 the Company acquired all of the outstanding shares CyberFax Inc. for 400,000 shares of its common stock valued at $1,000,000. CyberFax, a Canadian Corporation, is in the business of providing real-time fax capabilities over the Internet. Goodwill of $1,034,000 was recognized in the transaction. The acquisition has been accounted for as a purchase and the financial statements include the operations of CyberFax since April 9, 1997, the date of acquisition. CyberFax had no material operating activities prior to the acquisition.

The Company in 1998 also established DCI UK, a company providing long distance telecommunications in Europe.


Discontinued Operations
-----------------------

In September, 1997, DCI Telecommunications, Inc. agreed in principal with SmartTalk Teleservices, Inc. to sell its prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. Under the terms of the contract DCI was to receive $1,000,000 in cash and $ 8,000,000 of SmartTalk stock valued on the closing date. The Company believes that it should have received 355,555 shares of SmartTalk stock based upon the price of the stock on the closing date. DCI received

$1,000,000 in cash at the closing and 326,531 restricted shares of Smartalk common stock. The receivable from SmartTalk in the accompanying balance sheet represents the value of the shares not received as of March 31, 1998. Management believes this value will be realized based upon the terms of the agreement with SmartTalk. DCI requested registration of the 326,531 shares on March 31, 1998, and disposed of its holdings on May 15, 1998, realizing $8,124,761 of net proceeds.

A non-compete clause in the agreement precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations. The gain on the transaction is $4,792,315 after the write-off of goodwill and other expenses associated with the transaction. The operation of Cardcall UK has been shutdown and is in the process of being liquidated. Management and its legal counsel believe that no liability is required in the accompanying financial statements as a result of the liquidation.

In the second quarter ended September 30, 1997, the Company discontinued the operation of its Alpha division. Alpha Products was a manufacturer of data acquisition and control products for personal computers. It attempted to compete as a low cost provider using antiquated/outdated technology in a modular setting. However, with the speed at which new technologies are created, and the speed at which their price is reduced, Alpha Products' product line was quickly becoming obsolete, even on a cost basis. Without sufficient outlays to upgrade and increase the engineering force coupled with a complete overhaul of the product line and mission, it was not practical to continue the operations on an on-going basis.


A third party assumed certain assets and liabilities of Alpha effective September 30, 1997 for no consideration. Alpha incurred operating losses through September 30 of $54,480 net of tax benefit of $11,493 which are shown as discontinued operations in the accompanying statement of operations. In addition, a loss on disposition of $337,642 net of tax benefit of $173,936 was recorded, of which $492,985 before tax benefits reflected the write off of unamortized customer base. There were no remaining assets or liabilities at March 31, 1998.

In December 1997, the Company discontinued the operations of PEL, which had been in the value-added card-based marketing program business. The Company salvaged the usable office furniture and equipment and abandoned the business. There were no other remaining assets at March 31,1998 and liabilities amounted to $8,371. PEL incurred operating losses of $169,807 net of tax benefit of $44,630 and a loss on disposition of $90,193 net of tax benefit of $30,204.

Quasi Reorganization
--------------------

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

Subsequent Events
-----------------

On April 30, 1998, DCI entered into an agreement with Edge Communications Inc. (Edge) to purchase all of Edge's outstanding common stock for 4,385,715 shares of DCI stock. Edge is a wholesaler of prepaid phone cards and reported sales of approximately $14,000,000 and a $270,000 net loss for the twelve months ended March 31, 1998. Edge is located in Gaithersburg, Maryland. The acquisition will be accounted for as a pooling of interests.

On May 14, 1998 the Company signed a letter of intent to acquire Locus Corporation, of Fort Lee, New Jersey. Locus is a global provider of prepaid phone cards, international call back, long distance and Internet services. The transaction, which is subject to financing, involves $10,000,000 in cash and 7,500,000 shares of DCI stock. DCI will have 90 days from the signing of a definitive agreement to obtain the necessary financing. Locus recorded sales of over $22,000,000 for the most recent ten months.

The Company also has a letter of intent to acquire Global Telecom, a Fort Lauderdale, Florida company providing prepaid phone cards and one-plus service, for $5 million worth of DCI stock.

Acquisition discussions with WorldPass Communications were terminated on April 7, 1998.

As part of the Muller Media transaction, the former Muller shareholders had "put options" enabling them to require DCI to transform the closing consideration of 1,200,000 shares of DCI stock to $3,000,000 cash upon exercise of the put option. The Company repurchased 400,000 shares in March for $1,000,000 and completed the repurchase of the additional 800,000 shares on June 9, 1998 for an additional $2,000,000. This transaction will be accounted for as a purchase on June 9, 1998.

In April, 1998 the Company issued $3,000,000 of Series F 8% non-voting convertible preferred shares. The shares are convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the ten days prior to conversion or $4. The securities must be converted into common shares within two years of the issue date. In connection with this offering 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors



Business Activity
-----------------

DCI Telecommunications, Inc. (the "Company") is engaged through its operating subsidiaries in long distance telecommunications, prepaid phone cards, media distribution, travel agency, and Internet related products and services.

The Company through DCI UK Limited, a London based company, is involved in providing long distance telephone service to businesses and individuals through a private leased line network being established throughout Europe where deregulation in the telecommunications industry is just now being implemented. A leased line network from one country to another is one of the least expensive methods for a small company to gain entry into the long distance business. The Company operates its leased line on a month to month payment basis. The Company currently owns switches in the UK, Denmark, Spain and Canada.

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

On March 31, 1998 the Company entered a joint venture agreement with DataWave Systems Inc., which will combine the assets and operations of the Company's CardCall Canada subsidiary and DataWave's Phoneline International subsidiary into a new entity, Phoneline CardCall International. Phoneline CardCall International has 100,000 shares outstanding which is 60% owned by DCI, and 40% owned by Datawave. Datawave has an option over the next two years to purchase 9000 shares for $195,000 from DCI. DCI and DataWave each have the right of first refusal upon the others notification that it wants to sell, assign or transfer all its shares at a stated price. Each company appoints three members to the Board of Directors.

The joint venture was formed to gain a larger share of the prepaid phonecard market in Canada and to become more profitable due to the consolidation of resources and combined volumes which should reduce carrier costs. As per minute costs drop, Phoneline cards would be more attractive to Canadian consumers and tourists, leading to an increase in sales volume and profitability. Phoneline uses Verifone "swipe technology" which enables cards to be loaded and activated at the point of sale.

Travel Source operates a full service travel agency providing service to a wide range of individuals and businesses throughout the New England area of the United States.



Muller Media, acquired subsequent to year ending March 31, 1998, is engaged in the business of purchasing, selling, distributing, licensing and otherwise dealing in the acquisition and transfer of motion picture and other entertainment media principally to major television and cable networks.




The Company's corporate strategy takes into consideration opportunities the Internet may provide in the telecommunications area. In this regard, the Company acquired Cyberfax, Inc. which gives the Company a methodology which integrates a communication tool used world-wide with the Internet. Cyberfax software and hardware allows fax to fax transmission over the Internet in real-time (not store and forward) with delays which are virtually nil and with standard confirmation protocols. These products will be marketed by various Internet Service Providers (ISP's) and telephone companies throughout the world.

The Company's growth plan is based on internal product development supported by strategic acquisitions and joint ventures in the telecommunications area which will immediately and significantly enhance its product offerings, distribution channels, market penetration and earnings.



Employees
----------

The Company has 39 employees.

Competition
-----------

The Company has numerous competitors, many with substantially more resources than the Company. Management believes that no single competitorexcept in long distance services has a dominant market position. Management believes that the Company is able to compete successfully on the basis of product efficiency, reliability, and service to customers as follows:

long distance services

Product Efficiency - The Company is in the business of providing long distance services via leased lines, but utilizes its own switches throughout various countries in Europe. Lines are leased from and competitive tariff rates have been negotiated with various major carriers such as British Telecom, Frontier, Inter-Route and Telefonica de Espana. Intelligent, PC-based switches automatically utilize least cost routing, based on tariffs to various destinations.

Product Reliability - Because the Company is leasing lines from reliable carriers, there are few problems and when problems are encountered, they are dealt with quickly and efficiently. In the event of a major problem, alternative carriers can be automatically utilized.

Service to Customers - The Company has a technical staff responsible for the ongoing monitoring and maintenance of its switching equipment. The carriers provide line maintenance and service.



PREPAID PHONE CARDS

Product Efficiency - The Company provides prepaid calling cards in the United States, Canada and Europe. Company owned switching equipment, combined with negotiated arrangements with various carriers, which may be subject to change from time to time, allow the Company to provide service at extremely competitive rates in each of our geographic markets.

Product Reliability - The Company's prepaid card platforms are designed to function within predetermined parameters. There are few, if any, problems due to the fact that they are software controlled and are monitored remotely. They can be accessed remotely, via PC for maintenance.

Service to Customers - The Company's technical staff monitors and maintains its switching platforms and billing services. A dedicated customer service staff deals with consumer questions and problems which might be encountered in the use of these cards.

TRAVEL SERVICES

Product Efficiency - The Company's travel division is a full service travel agency providing services to a wide range of individuals and businesses throughout the New England area of the United States.

Product Reliability - As a full service travel agency, relationships are maintained with major airline carriers and cruise lines. Agency management routinely travels to various locations to check out the facilities for its customers and only recommends those meeting high quality standards.

Service to Customers - The Company's travel division has been providing exceptional services for many years, due to the dedication of its management and staff.


MEDIA DISTRIBUTION

Product Efficiency - Muller Media Inc. (MMI) is a distributor of programs to television and cable, and in some cases, ancillary markets such as airlines, schools and colleges.

The process for such distribution starts with negotiating the acquisition of such rights (usually for U.S. distribution) for both over-the-air and cable telecasts, with producers or owners of programming (in most cases, feature films), or in conjunction with companies that own or purchase programming that usually do not have their own distribution in place. In some cases, MMI obtains the right to license the programming for home video and other ancillary markets.

Product Reliability - The film library is maintained under modern storage standards to protect the integrity of the films.

Service to Customers - Muller Media has a long history of providing superior service by making films available when and where needed, when contracted for.

INTERNET FAX SOFTWARE

Product Efficiency - The Company utilizes proprietary software upon which the proposed new ITU worldwide fax standard will be based. This software, combined with the custom hardware configured specifically for fax over the Internet, positions the Company uniquely to provide real-time fax services over a worldwide network which is currently being developed.

Product Reliability - The network is designed to utilize both Internet service providers (ISPs) and major telecommunication companies around the globe. Alternative routing is automatically provided for in the event of any major problem.

Service to Customers - A dedicated engineering and customer service staff is on hand and on line constantly to answer questions and to handle any problems which may arise.

Major Customers
---------------

None.





ITEM 2 - PROPERTIES

The Company presently has an operating lease agreement for approximately 3,200 square feet of office space in Stratford, Connecticut for its corporate headquarters. Other leased office space includes 1,000 square feet for Travel Source in Kingston, Rhode Island, 800 square feet in each of its UK, Denmark and Spanish facilities and 2,400 square feet in Canada. All properties are considered in good condition.



ITEM 3 - LEGAL PROCEEDINGS

See Notes to Financial Statements

ITEM 4 - SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company's common stock is traded in the over-the-counter market on NASDAQ's electronic bulletin board. Its symbol is "DCTC".



The quotations set forth represent bid prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. These quotations were obtained from the National Association of Securities Dealers.

   1998                          HIGH              LOW
   ----                         -----            ------
First quarter ended
June 30, 1997                   $3.88            $ 1.31

Second quarter ended
September 30, 1997              $3.25            $ 1.50

Third quarter ended
December 31, 1997               $4.56            $ 1.72

Fourth quarter ended
March 31, 1998                  $2.50            $ 1.56

   1997                          HIGH              LOW
   ----                          ----            ------
First quarter ended
June 30, 1996                   $ 1.38           $  .13

Second quarter ended
September 30, 1996              $ 3.56           $  .81

Third quarter ended
December 31, 1996               $ 2.31            $1.00

Fourth quarter ended
March 31, 1997                  $ 5.40            $1.56



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



STATEMENT OF OPERATIONS DATA (a)

                                     Years Ended March 31,
                    Restated     Restated    Restated
                     1998          1997        1996        1995       1994
                     ----          ----        ----        ----       ----
Continuing Operations
Net sales and
 other revenue    $4,488,801  $        --   $       --   $      --  $   --

Gross profit         404,203           --           --          --      --

(Loss) from
  continuing
  operations      (2,607,593)    (389,024)    (799,468) (1,063,213)(103,699)

(Loss) from
  discontinued
  operations        (906,563)    (153,592)      53,144    (32,272)       --

Gain on disposal
  of discontinued
  operations       4,364,480           --           --         --        --

Net Income (loss)    850,324     (542,616)   (746,324)  (1,095,485)(103,699)

Per share
Continuing operations   (.31)        (.09)        (.43)     (1.89)    (1.30)

Discontinued operations (.08)        (.03)         .03       (.06)        --

Disposal of
  discontinued
  operations             .40           --           --         --         --

BALANCE SHEET DATA

Working capital   $2,832,587   $  499,127    ($128,670) ($247,357) (399,369)

Total assets      16,368,954    2,835,592      666,785  1,564,196      1,670

Long-term debt        35,175       14,016           --         --         --

Redeemable
 preferred stock     610,050    1,500,000           --         --         --

Stockholders'
 equity            8,776,152    1,098,920      229,050  1,042,060  (397,769)

Cash dividends
  per shares             .01            -           --         --         --

(a) Includes the results of purchased businesses from acquisition dates.

(b) Adjusted to reflect a one for twenty reverse stock split effected January 25, 1995, a forty for one split effected March 7, 1996 and a one for four hundred reverse split effected March 14, 1996.

References herein to the years 1998, 1997 and 1996 refer to the Company's fiscal years ended March 31.

The years 1998, 1997 and 1996 have been restated to remove any effect of R&D Scientific and Muller Media; to change the acquisition date of CardCall International from April 1, 1997 to June 1, 1997, and to account for the Travel Source acquisition using the purchase method of accounting.






Overview
--------

The following review of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements.

Subsequent Events
-----------------

On April 30, 1998, DCI entered into an agreement with Edge Communications Inc. (Edge) to purchase all of Edge's outstanding common stock for 4,385,715 shares of DCI stock. Edge is a wholesaler of prepaid phone cards and reported sales of approximately $14,000,000 and a $270,000 net loss for the twelve months ended March 31, 1998. Edge is located in Gaithersburg, Maryland. The acquisition will be accounted for as a pooling of interests.

On May 14, 1998 the Company signed a letter of intent to acquire Locus Corporation, of Fort Lee, New Jersey. Locus is a global provider of prepaid phone cards, international call back, long distance and Internet services. The transaction, which is subject to financing, involves $10,000,000 in cash and 7,500,000 shares of DCI stock. DCI will have 90 days from the signing of a definitive agreement to obtain the necessary financing. Locus recorded sales of over $22,000,000 for the most recent ten months.

The Company also has a letter of intent to acquire Global Telecom, a Fort Lauderdale, Florida company providing prepaid phone cards and one-plus service, for $5 million worth of DCI stock.

Acquisition discussions with WorldPass Communications were terminated on April 7, 1998.

As part of the Muller Media transaction, the former Muller shareholders had "put options" enabling them to require DCI to transform the closing consideration of 1,200,000 shares of DCI stock to $3,000,000 cash upon exercise of the put option. The Company repurchased 400,000 shares in March for $1,000,000 and completed the repurchase of the additional 800,000 shares on June 9, 1998 for an additional $2,000,000.

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

The acquisition of Edge and the proposed acquisitions of Locus and Global Telecom would immediately make the Company a major player in the prepaid phone market both domestically and internationally. Each of these acquisitions will also provide the Company its first presence in the U.S. telecom industry. Not only will the acquisitions provide a very large increase in sales, but it is expected there could be cost savings and economies of scale such as consolidation of carriers for cheaper rates.

While the Edge acquisition and the proposed Global Telecom transaction both involve exchanges of common stock, the proposed Locus deal would mean the Company must raise $10 million in cash as well as common stock exchange.

Other
-----

The Company did not have any inventory at March 31, 1998 due to the fact that the CardCaller Canada inventory was sold to the new joint venture with

DataWave Systems which is reflected as other investments, and the Alpha inventory was assumed by a third party upon discontinuance of the operation.

Foreign Exchange
----------------

Through the fiscal year ended March 31, 1998, the Company operated in Canada, United Kingdom, Spain and Denmark. Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation adjustments have been determined by the Company to be immaterial. There have been no adjustments or modifications made in the financial statements for such foreign currency translation adjustments.




Liquidity and Capital Resources
-------------------------------

At March 31, 1998, the Company had unrestricted cash of $704,991, and most importantly $8,125,000 of common stock of Smartalk Teleservices, Inc. In September, 1997, the Company agreed in principal with Smartalk Teleservices Inc, to sell DCI's prepaid phone card distribution contract with D services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. At the closing, DCI received $1,000,000 in cash and was to receive $8,000,000 worth of unregistered shares of Smartalk. The gain on the transaction was $4,972,315 after write-off of $3,159,973 of goodwill and $787,446 of other expenses associated with the transaction. In order to protect the approximately $8,000,000 worth of Smartalk stock from the time it was received until it was finally registered, the Company bought put options to sell Smartalk at various prices at a cost of $775,000. In accordance with the terms of the agreement, on March 31,1998 the Company requested Smartalk to register the shares. After receipt of the registered shares, DCI disposed of its holdings on May 15, 1998, realizing $8,124,761. A non-compete clause in the agreement, precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, the operation of CardCall UK was shutdown and is in the process of being liquidated.

The Company was able to borrow $4,939,000 against its position in Smartalk stock by March 31, 1998. This was the principal source of funds for operations and capital improvements during the last six months of the fiscal year.

On March 31, 1998 the Company invested $281,080 in its new joint venture, Phoneline CardCall International, which became operational April 1, 1998. The joint venture company, named PhoneLine CardCall International has 100,000 shares outstanding which is 60% owned by DCI and 40% owned by DataWave Systems, Inc. PhoneLine has six directors, three are nominees of DCI, and three  are  nominees of DataWave.  DataWave has an option over the  next  two years to purchase 9000 shares for approximately $175,000 from DCI. As the initial contribution to the capital of PhoneLine, DCI provided $280,000 of which $42,000 was payment for PhoneLine shares and $238,000 was a loan to the joint venture. DataWave contributed $448,000, of which $28,000 was payment for PhoneLine shares and $420,000 was a loan to the joint venture. The proceeds from the loans was used to buy certain assets of CardCaller Canada and PhoneLine International (wholly owned subsidiary of DataWave Systems,
Inc). DCI and DataWave each have the right of first refusal upon the others notification that it wants to sell, assign or transfer all its shares at a stated price.

In addition, during the year the Company raised $2,450,000 through the issue of several series of convertible preferred stock. At March 31, 1998, all but $610,000 of the preferred stock had converted to common stock.

On January 21, 1998, the Company announced a common stock repurchase program, whereby the Company was authorized to buy back up to $5,000,000 of its common stock. As of March 31, 1998, the Company had bought back 182,500 shares for $374,048, which were put into treasury.

As part of the Muller Media transaction, the Muller shareholders had a "put option", which enabled them to put back the 1,200,000 shares of DCI they received at closing to the Company for $3,000,000 in cash. The put option commenced on the earlier of 120 days from December 27, 1996 or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. DCI could request extensions which Muller could not unreasonably withhold. On March 16, 1998, DCI repurchased 400,000 of such common shares for $1,000,000 and completed the repurchase of the additional 800,000 shares on June 9, 1998 for an additional $2,000,000.

During the year ended March 31, 1997, the Company used approximately $650,000 to fund its operations (including subsequently discontinued operations) and made an initial investment in CardCall International of $1,500,000. These were funded by over $1,000,000 from the sale of common stock and proceeds from the sale of convertible preferred stock of $1,500,000. The $1,500,000 of preferred stock was converted to common stock in fiscal 1998.

In the year ended March 31, 1998, the Company discontinued operations of its Alpha Products Division, PEL and CardCall UK. Since these businesses were cash users it is expected that this will have a positive effect on liquidity.

Subsequent to March 31, 1998, the Company has acquired Edge Communications, Inc., has letters of intent to acquire two other telecommunications companies, and has established a joint venture of its CardCaller Canada subsidiary and DataWave Systems, Inc., which joint venture the Company controls. Management believes the Company will need additional resources to complete the acquisitions, and to fund the future capital needs of these companies and its existing subsidiaries. While the Edge acquisition and the proposed Global Telecom transaction both involve exchanges of common stock, the proposed Locus deal would mean the Company must raise $10 million in cash as a well as common stock exchange.

The ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms.





Results of Operations
---------------------

The airline industry has reduced the percentage of travel agency commission per airline ticket domestically from 10 percent to 8 percent, with maximum commission cap of $50.00 per round-trip ticket. International air fares have not been effected to date. The Travel Source, Ltd. has increased the use of tour companies and wholesales to compensate for this reduction in revenue. The company has also instituted a service/processing fee on airline tickets of $10.00 per transaction to offset the loss in commission structure. The further promotion of group tours, cruises, and travel packages with value added features has become more of the focus of restoring and increasing revenue sales.

Beginning mid-summer 1997, CardCall Canada faced increased competition as a number of new companies entered the Canadian prepaid phone card market. Many of these new companies tried to position themselves as low-cost providers in an attempt to gain market share by reducing prices. This action depressed profitability in this market.

The new joint venture of CardCaller Canada and PhoneLine International created a company which currently controls approximately 40% of the prepaid calling market in Canada. The new entity PhoneLine CardCall International, Inc. (PCI) is expected to be profitable, largely due to the consolidation of resources and combined volumes which have reduced carrier costs. International costs will be further reduced in November/December of this year when upgrades to the present switch located in Toronto are complete and a new "international gateway" switch is installed in the U.S. At that time, PCI will be able to utilize "least-cost routing" on international calls originating in Canada. As per minute costs are reduced, PCI prepaid telephone cards become an even more attractive option to Canadian consumers, which should lead to an increase in sales volume and profitability.

In September, 1997, DCI Telecommunications, Inc. agreed in principal with SmartTalk Teleservices, Inc. to sell its prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. Under the terms of the contract DCI was to receive $1,000,000 in cash and $ 8,000,000 of SmartTalk stock valued on the closing date. The Company believes that it should have received 355,555 shares of SmartTalk stock based upon the price of the stock on the closing date. DCI received $1,000,000 in cash at the closing and 326,531 restricted shares of Smartalk common stock. The receivable from SmartTalk in the accompanying balance sheet represents the value of the shares not received as of March 31, 1998. Management believes this value will be realized based upon the terms of its agreement with SmartTalk. DCI requested registration of the 326,531 shares on March 31, 1998, and disposed of its holdings on May 15, 1998, realizing $8,124,761 of net proceeds.

A non-compete clause in the agreement precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations. The gain on the transaction is $4,792,315 after the write-off of goodwill and other expenses associated with the transaction. The operation of Cardcall UK has been shutdown and is in the process of being liquidated. Management and its legal counsel believe that no liability is required in the accompanying financial statements as a result of the liquidation.

In the second quarter ended September 30, 1997, the Company discontinued the operation of its Alpha division. Alpha Products was a manufacturer of data acquisition and control products for personal computers. It attempted to compete as a low cost provider using antiquated/outdated technology in a modular setting. However, with the speed at which new technologies are created, and the speed at which their price is reduced, Alpha Products' product line was quickly becoming obsolete, even on a cost basis. Without sufficient outlays to upgrade and increase the engineering force coupled with a complete overhaul of the product line and mission, it was not practical to continue the operations on an on-going basis.

A third party assumed certain assets and liabilities of Alpha effective September 30, 1997 for no consideration. Alpha incurred operating losses through September 30 of $54,480 net of tax benefit of $11,493 which are shown as discontinued operations in the accompanying statement of operations. In addition, a loss on disposition of $337,642 net of tax benefit of $173,936 was recorded, of which $492,985 before tax benefits reflected the write off of unamortized customer base. There were no remaining assets or liabilities at March 31, 1998.

In December 1997, the Company discontinued the operations of PEL, which had been in the value-added card-based marketing program business. The Company salvaged the usable office furniture and equipment and abandoned the business. There were no other remaining assets at March 31,1998 and liabilities amounted to $8,371. PEL incurred net operating losses of $169,807 and a net loss on disposition of $90,193.

Comparative operating results are as follows:

                            1998           1997         1996
                            ----           ----         ----
Sales               $4,488,801     $    --       $    --

With regard to recurring operations, 1998 sales of CardCall Canada amounted to $3,139,839 for the ten months of ownership. Travel Source sales were $1,194,199, and the start up operations in Europe had sales of approximately $160,000. There were no sales from recurring operations in 1997 or 1996.

                            1998          1997            1996
                            ----          ----            ----
Cost of Sales            $4,084,598    $    --         $     --

Cost of sales for CardCall Canada amounted to $2,902,931 in 1998 and Travel Source recorded costs of $1,087,207. Start up operations in Europe accounted for the balance. There were no costs of sales in 1997 or 1996.

                                           1998         1997        1996
                                           ----         ----        ----
Selling, General and Administrative    $1,156,278    $ 23,086     $200,040

Selling, General and Administrative expenses increased $1,156,278 over 1997 levels. CardCall Canada, acquired May 29,1997, accounted for $288,580 of the increase while Travel Source, acquired March 25, 1997, registered $98,752 of costs in 1998. Selling, General and Administrative expenses of the new companies, DCI UK and CyberFax, totaled $586,298 and $14,329 respectively, while administrative expenses of the new Denmark and Spain operations totaled $71,442.

Selling, General and Administrative expenses declined $176,954 in 1997 compared to 1996. The resolution of liabilities for less than stated value accounted for $146,819 of the decline. In addition, lower directors fees and various other reductions account for the balance of the decline.

                             1998       1997       1996
                             ----       ----       ----
Salaries                   $868,957   $274,584   $173,472

Salaries increased $594,373 in 1997 compared to 1996. The CardCall Canada acquisition accounted for approximately $170,000, the startup of European operations caused $353,000 of the increase, and Travel Source accounted for $63,000.

Salaries increased $101,000 in 1997 over 1996. Increased corporate salaries and staff accounted for the difference.

                             1998        1997      1996
                           --------    -------   -------
Professional Fees          $533,249    $76,623    $96,716

Professional fees increased $456,626 in 1998. Legal, accounting and other professional fees associated with the newly acquired or formed companies (Cardcaller Canada, DCI UK, and CyberFax) account for $154,000 of the increase. Higher legal, accounting, public relations, stockwatch and other fees at the corporate level generated the balance of the increase.

Professional fees declined $20,093 in 1997. Limited legal activity and the expanded use of internal resources resulted in the decline.

                                   1998       1997        1996
                                   ----       ----        ----
Amortization and Depreciation   $404,006    $18,720      $7,321

Amortization  and  depreciation  increased approximately  $385,286  in  1998.
Amortization by Cardcall Canada of licenses and goodwill totaled $307,000. In addition, increased amortization of goodwill associated with CardCaller Canada, CyberFax and Travel Source amounted to $54,000. Depreciation expense associated with the new companies accounted for the remainder of the increase.

Amortization and depreciation increased $11,399 in 1997 compared to 1996 due to increased property additions.

                             1998      1997       1996
                             ----      ----       ----
Other Income and Expense
  Interest Expense        $(66,344)   $(883)   $(9,711)
  Investment Income        $17,038   $4,872       $120

Interest  expense increased $65,461 in 1998.  Approximately one-half  of  the increase is due to the interest on corporate short term borrowings. The other half is interest expense incurred by the new companies acquired in 1998.

Investment income increased by $12,166 in 1998. Higher investment income on corporate savings accounted for the increase.

Interest expense declined $8,828 in 1997 from 1996, principally due to an overall decline in corporate debt.

                            1998      1997       1996
                            ----      ----       ----
Discontinued Operations
     - Computer board     ($54,480) ($81,897)
     - PEL               ($169,807) ($71,695)
     - CardCall UK       ($682,276)

                            1998      1997       1996
                            ----      ----       ----
Loss on Disposal
     - Computer board    ($337,642)
     - PEL                ($90,193)

As described in Note 5 to the Financial Statements, the Company discontinued the operations of CardCall UK, PEL, and the Alpha Products division in the year ended March 31, 1998. The losses in 1998 reflect operating losses net of tax benefit up to the date of discontinuance. 1997 amounts are operating losses in the fiscal year that have been restated as losses from discontinued operations.

The loss on disposal represents the write off of remaining assets and liabilities. Included in computer board is the write off net customer base, which totaled $492,985, before tax implications.

                                  1998        1997        1996
                                  ----        ----        ----
Gain on sale of prepaid phone
 card contract - UK            $4,792,315

As more fully described in Note 5 to the financial statements, the Company sold a contract with a distributor in the UK to SMARTALK Teleservices, Inc. for $9,000,000, realizing a net after tax gain of $4,792,315 after expenses and write off of goodwill and remaining assets and liabilities at disposal.

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

                  Options/SAR Grants in Last Fiscal Year

                        % of Total
                        Options/SARs
          Options/SARs Granted to Employees  Exercise or Base
 Name     Granted (#)  in Fiscal Year        Price ($/Sh)     Expiration Date
--------  ------------ --------------------  ---------------- --------------
Joseph
J. Murphy   172,727        16.7                 $1.59              9/08/2002
CEO

                   Options Exercised in Last Fiscal Year

            Shares                                      Value of Unexercised
            Acquired on  Value     Unexercised Options  In the Money Options
Name        Exercise     Realized  at Fiscal Year End   Fiscal Year End
--------    -----------  --------  ------------------    -------------------
Joseph
J. Murphy       --         --           772,727              $1,156,091

The  Company entered into an employment agreement dated January 1, 1995  with
Mr.  Murphy  for services rendered the Company as its President   and   Chief
Executive Officer for an annual base salary of $100,000.



Automatic Renewal Provision:

The term of the employment agreement with Joseph J. Murphy commences on June 10, 1997 and shall end on June 10, 2002. This agreement shall be renewed automatically on June 1, of each year thereafter for one (1) additional term unless and until terminated.

Annual Salary Adjustment:

The amount of the Employee's Base Salary in all subsequent years during the term of this Agreement, and renewals thereof, will be increased on January 1 of each year. During the term of this Agreement, and renewals thereof, the then, current Base Salary shall be increased as of each January 1, beginning January 1, 1998, by a rate equivalent to any percentage increase in the Consumer Price Index for the twelve month period occurring prior to the date of the scheduled change, plus five percent (5%). As used in this section, the Consumer Price INDEX shall mean(i) the "CONSUMER PRICE INDEX FOR URBAN WAGE EARNINGS AND CLERICAL WORKERS", currently published by the Bureau of Labor Statistics of the United States Department of Labor for the Greater New York Metropolitan Area on a bimonthly basis, or (ii) if the publication of the Consumer Price Index shall be discontinued, and/or the Consumer Price Index is published more or less frequently at the time of the foregoing determinations are made, the comparable index most clearly reflecting diminuation of the real value of the Base Salary and/or the publication periods most comparable to those specified above. In the event of a change in the base for the Consumer Price Index, the numerator of the fraction referred to above shall be appropriately adjusted to reflect continued use of the base period in effect at the time of its adoption for use hereunder. At the request of either party hereto, the other from time to time shall execute an appropriate instrument supplemental to this Agreement evidencing the then current Base Salary payable by the employer hereunder.

Severance:

In the event that this Agreement is either (i) Terminated by the Employer for any reason other than the willful misconduct of the Employee, or (ii) terminated by the Employee for Employee Cause, then the Employer shall pay Employee the following:

(a)  A severance bonus from the general funds of the Employer, consisting of:
(i)   The  present value of the Employee's salary, less amounts the  Employee
  would  have paid under the benefits set forth in  another section   of  the
  contract or the greater of the unexpired term of this agreement or two (2) years;
(ii) At the Employee's election either the payment of the present value as a lump sum, or payment in any form and manner provided for in the Employer's retirement plan, of the pension benefits which the Employee would have received at the end of the term hereof, calculated on the assumptions of full vesting and compensation for the unexpired portion of the term hereof at the rate in effect at the time of termination;
(iii) The present value of the payments the Employer would have made during the unexpired portion of the term hereof to any ESOP and Thrift Plan for the Employee; and
(iv) A termination payment equal to ten percent (10%) of the gross amount of any billings in excess of three million dollars invoiced and collected in the previous year.

The severance bonus due shall be paid to the Employee in a single lump sum within thirty (30) days after the termination of the Employee;

(b) The Employee's then-effective Base Salary for a period of six (6) months or until Employee obtains new employment, to be paid to the Employee on the dates when such salary would have been payable had such employment not been terminated; and
(c) reasonable expenses pursuant to terms of this agreement for a period of six (6) months for health and life insurance in the amounts and coverages existing at the time of termination for a period of one year or until Employee obtains new coverage in the course of new employment.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of June 11, 1998 by: (i) each of the Company's executive officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, and
(iii) all of the Company's officers and directors as a group:



   Name of           Amount and Nature of
Beneficial Owner     Beneficial Ownership(a)  Percent of Class
----------------     --------------------     ----------------

(i)Joseph J. Murphy           6,768,545(b)           34.2%

   Larry Shatsoff               526,545               2.7%

   John J. Adams                253,840               1.3%

   Carter H. Hills              187,167                .9%

   Lois Morris                   21,336                .1%

(ii) Donald Gross (b)(c)
     Steven Gross (b)(c)
     Whyteburg Limited (c)    1,249,831               6.3%

(iii)     All executive officers and
       directors as a group   8,436,523              42.6%

NOTES:

(a) Included in shares owned above are shares which the beneficial owner has the right to acquire from options within sixty days as follows: J. Murphy, 1,041,817 shares; L. Shatsoff, 454,545 shares; J. Adams, 224,090 shares; C. Hills, 152,272 shares

(b) Included in Joseph Murphy ownership are shares issued for the Edge Communications acquisition of which Mr. Murphy exercises sole voting power as follows:

                     Donald Gross              1,750,533     8.8%
                     Stephen Gross             1,750,533     8.8%
                     Robert Cefail               263,143
                     DCP Holding, LLC            150,000
                     Lori Gross                   62,500
                     Tibor Vas                    20,000

(c) Donald Gross
    c/o Edge Communications
    19225 Orbit Drive
    Gaithersburg, MD 20879

    Steven Gross
    c/o Edge Communications
    19225 Orbit Drive
    Gaithersburg, MD 20879

    Whyteburg Limited
    PO Box 2149
    Pasea Estate
    Road Town, Tortola BVI





ITEMS 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company engaged in certain related party transactions in the ordinary course of business during the last fiscal year.

During the year ended March 31, 1998 and 1997, Mr. Joseph J. Murphy, President of the Company, made cash advances to the Company and had certain of his personal liabilities paid on his behalf as follows:

                                 3/31/97        3/31/98
     Cash Advances to
         the Company            $300,000       $552,300

     Liabilities Paid on Behalf of Mr. Murphy:
     Personal Indebtedness  207,131              81,798
     Credit Card Payments          9,267         50,425
     Legal Fees                   21,328          1,020
     Cash Withdrawals                            45,500
     Payments For Stock Options            71,250

In addition, payments for personal indebtedness totaling $21,882 were made since March 31, 1998.

Mr. Donald Gross and Mr. Steven Gross became principal shareholders as a result of the acquisition of Edge Communications Inc. for 4,385,715 DCI common shares. They were the largest shareholders of Edge.

Whyteburg became a principal shareholder after exercising options it received as part of the acquisition of CardCall International. Whyteburg was the largest shareholder of CardCall.

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

(a) - Filed with Registration Statement on Form S-18 (File 2-96976-D) and incorporated by reference herein.

(b) - Filed with Form 8K dated June 28, 1995

During the quarter ended March 31, 1998, the following Form 8k's were filed: None

Subsequent to March 31, 1998:
     May 14, 1998 -  Acquisition of Edge Communications
     May 19, 1998 - Terminate Discussions with World Pass Communications
                      Corporation
                  -    Dividend Declaration
                  -    Letter of Intent with Locus Corporation
     June 15, 1998 - Exercise of put options - Muller Media

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DCI TELECOMMUNICATIONS, INC.

Date:     February 3, 1999              By:
                                        Joseph J. Murphy
                                        President and Chief
                                        Executive Officer,
                                        Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     February 3, 1999
                                        Joseph J. Murphy
                                        President and Chief
                                        Executive Officer, Director

Date:     February 3, 1999
                                        Russell B. Hintz
                                        Chief Financial and
                                           Accounting Officer

Date:     February 3,1999
                                        Larry Shatsoff, Director

Date:     February 3, 1999              /s/John J. Adams, Director

Date:     February 3, 1999             /s/Carter Hills, Director

<PAGE.

                           FINANCIAL STATEMENTS

                             TABLE OF CONTENTS

                                                            PAGE

DCI Telecommunications, Inc.

Report of Independent Auditor(s)                            F-1

Balance Sheets - March 31, 1998 and 1997                    F-2

Statements of Operations                                    F-3
     Years Ended March 31, 1998 and 1997

Statements of Changes in Stockholders' Equity               F-4
     Years Ended March 31, 1998 and 1997

Statements of Cash Flows                                    F-5
     Years Ended March 31, 1998 and 1997

Notes to Financial Statements                               F-6

                       REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
DCI Telecommunications, Inc.



We have audited the accompanying consolidated balance sheets of DCI Telecommunications, Inc. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statement of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCI Telecommunications, Inc. and subsidiaries as of March 31, 1998 and 1997 and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheets of DCI Telecommunications, Inc. and subsidiaries as of March 31, 1998, and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. As described in Note 1, to the financial statements, the Company has: (1)
adjusted the financial statements to exclude the results of operations for Muller Media, Inc., for the years ended March 31, 1998 and 1997, previously recorded by the Company since November 26, 1996; (2)adjusted the financial statements to exclude the results of operations of CardCall International, Inc., from April 1, 1997 through May 29, 1997, an acquisition previously recorded by the Company as of April 1, 1997 and (3) corrected the accounting method for the acquisition of Travel Source, Inc. In the year ended March 31, 1997, the Company acquired Travel Source, Inc., and incorrectly accounted for the acquisition using the pooling of interest method of accounting. The Company has corrected the method of accounting for this acquisition, using the purchase method of accounting. The combined aggregate effect on the statement of operations is to reduce net income by $35,569 for the year ended March 31, 1998 and increase net loss by $396,070 for the year ended March 31, 1997.

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


Schnitzer & Kondub, P.C.
Harrison, New York
June 25, 1998
(except for Notes 1 & 2 for which the date is October 14, 1998)

DCI TELECOMMUNICATIONS, INC.
  CONSOLIDATED BALANCE SHEETS
                                                March 31,
ASSETS                                    1998            1997
                                          ----            ----
Current Assets:
Cash                                   $  704,991      $  350,468
Restricted cash                            60,246          10,000
Investments                             8,124,761     -
Accounts receivable                       150,227          86,821
Receivable from SmarTalk                  650,000               -
Due from shareholders                           -           4,160
Due from affiliate                              -          85,000
Prepaid expenses                           89,939          16,673
Inventory                                       -          27,685
                                       ----------      ----------
Total Current Assets                    9,780,164         580,807

Fixed Assets                              470,641         137,849
Less: accumulated depreciation             57,410         35,468
                                       ----------      ----------
Net Fixed Assets                          413,231 102,381

Investment in CardCall
     International Holdings, Inc.               -       1,500,000
Investment in Muller Media              1,000,000               -
Accounts receivable                             -        -
Deferred costs                            154,533          46,842
Deposits                                   40,210           9,904
Other investments                         296,336-
Other Assets
  - customer base                               -         653,752
  - costs in excess of
Net assets acquired:
 Travel Source                             86,329         86,329
 CardCall International                 3,818,476               -
 CyberFax                               1,033,975               -
                                      -----------     -----------
                                        4,938,780         740,081
Less: Accumulated amortization            254,300         144,423
                                      -----------    ------------
Net other assets                        4,684,480         595,658
                                      -----------    ------------
Total Assets                          $16,368,954     $ 2,835,592
                                           ======          ======
See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY             March 31,
                                            1998            1997
Current Liabilities:                        ----            ----
Notes payable                          $4,938,942          $6,479
Accounts payable and accrued expenses   1,132,123          75,201
  Preferred stock dividend                361,356               -
Due to shareholders                       410,156               -
Deferred Revenue                          105,000      -
                                        ---------      ----------
Total Current Liabilities               6,947,577          81,680

Long-term debt                             35,175          14,016
Preferred stock dividend                        -         140,976
                                         --------      ----------
Total Liabilities                       6,982,752         236,672
                                       ----------      ----------
Commitments and contingencies (Note 13)

Redeemable, convertible preferred stock,
 $10,000 and $1,000 par and redemption
 value, 2,000,000 shares authorized,
 61 and 1,500 shares issued & outstanding 610,050       1,500,000

Shareholders' Equity:
 9.25% cumulative convertible preferred
 stock, $100 par value, 5,000,000 shares
 authorized,  3,972 shares issued and
 outstanding                              305,000         305,000

Common stock, $.0001 par value,
 500,000,000 shares authorized,
 14,092,625 and 7,931,118 shares
 issued and outstanding                     1,409             793
Paid-in capital                         8,927,173       1,351,833
Treasury stock
 (582,500 shares at cost)               (749,061)            (13)
Retained earnings subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated $4,578,587)          291,631        (558,693)
                                     ------------       --------
Total Shareholders' Equity              8,776,152       1,098,920
                                     ------------      ----------
Total Liabilities and
   Shareholders' Equity               $16,368,954     $ 2,835,592
                                      ===========     ===========
See accompanying notes to consolidated financial statements

                   DCI TELECOMMUNICATIONS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended March 31,
                                          1998            1997
                                          ----            ----
Sales - travel                         $1,194,199    $        -
Sales - products                        3,294,602         -
                                       ----------      ----------
Net sales                               4,488,801           -

Cost of sales - travel                  1,094,062          -
Cost of sales - products                2,990,536         -
                                      ----------       ----------
Cost of sales                           4,084,598           -

Gross profit                              404,203              -

Selling, general &
   administrative expenses              1,156,278         23,086
Salaries and compensation                 868,957        274,584
Professional and consulting fees          533,249         76,623
Amortization and depreciation             404,006         18,720
                                        ---------        --------
                                        2,962,490        393,013

Loss from operations                  (2,558,287)    (393,013)

 Other income and (expense):
 Investment income                         17,038         4,872
 Interest expense                        (66,344)       (   883)
                                       ----------        --------
                                         (49,306)      3,989
                                      -----------       --------
Loss from continuing operations before
  income tax expense                  (2,607,593)       (389,024)

Income tax expense                             -                -
                                      -----------        --------
Loss from continuing operations       (2,607,593)       (389,024)

 Discontinued operations:
  Loss from operations, net of tax:
  Computer board -Alpha division         (54,480)        (81,897)
   (net of applicatable income tax
   benefit of $11,493 in 1998 and
   $0 in 1997)
  Privilege card operations - PEL       (169,807)        (71,695)
   (net of applicatable income tax
    benefit of $44,630 in 1998 and
    $0 in 1997)
  Prepaid phone card segment - UK       (682,276)               -
    (net of applicable income tax
     benefit $0 in 1998 and 1997)

 Disposition of discontinued operations - net of tax:

 Computer board -Alpha division         (337,642)               -
  (net of applicable income tax
   benefit of $173,936 in 1998
   and $0 in 1997)
 Privilege card operations              ( 90,193)               -
  (net of applicable income tax
   benefit of $30,204 in 1998
   and $0 in 1997)
 Prepaid phone card contract -
   UK segment                           4,792,315               -
  (net of applicable income tax
   provision $1,717,876 and net
   of applicable income tax benefit
   of $1,457,614 in 1998 and
   $0 in 1997)                          ---------       ---------
Net income (loss) before
 dividends on preferred stock             850,324       (542,616)

Dividends on preferred stock
   Dividends                             (96,866)        (36,741)
   Deemed dividends                     (637,300)
                                      -----------       ---------
Total dividends on preferred stock      (734,166)          36,741

Income (loss) applicable to
  common shareholders                  $  116,158   $ (579,357)
                                       ==========     ===========

Basic and diluted income (loss)
 common share

Continuing operations                    $  (.31)         $ (.09)

Discontinued operations:
   Gain from disposal of operations          .40
   Loss from operations                     (.08)           (.03)
                                         --------         ------
Total                                     $   .01         $ (.12)
                                          =======         =======
Weighted average common
  shares outstanding                   10,874,513       4,850,477
                                        =========       =========

See accompanying notes to consolidated financial statements.

DCI TELECOMMUNICATIONS, INC.
CONSOLIDATEDSTATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998 AND 1997

                                                               Additional
                     -Preferred Stock-     -Common Stock-      Paid In
                     Shares      Amount    Shares     Amount   Capital
                   ---------   ---------  ---------  ------   -----------
Balances,
 April 1, 1996        3,972    $ 305,000  2,057,264  $  206   $  (65,505)
Shares issued for
 options exercised        -            -    678,700      68      140,736
Shares issued for
 Services                 -            -     50,200       5       11,115
Shares issued for
 stock of Muller
 Media                    -            -  1,200,000     120         (120)
Shares issued for
 stock of
 Bettencourt &
 Associates               -            -      6,897       1       10,344
Shares sold               -            -  3,195,181     319    1,026,454
Shares issued for
 Liabilities              -            -    168,011      17      165,607
Shares issued for
 investment in
 CardCall                 -            -    545,453      54          (54)
Shares issued for
 Travel Source            -            -     29,412       3       99,997
Net (Loss)                -            -          -       -            -
Preferred stock
 dividend                 -            -          -       -      (36,741)
                      -----       ------  ---------  ------       ------
Balances
 March 31, 1997       3,972      305,000  7,931,118     793    1,351,833

                                                                Additional
                       -Preferred Stock-     -Common Stock-      Paid In
                     Shares      Amount    Shares     Amount   Capital
                   ---------   ---------  ---------  ------   -----------
Preferred stock
 converted to common      -            -  2,384,822     238    3,139,712
Deemed dividend on
 preferred stock issuance -            -          -       -     (637,300)
Conversion of dividends
 to common stock          -            -          -       -      513,786
Shares issued for
 options exercised        -            -  3,561,254     356      666,963
Shares issued for
 services                 -            -     40,568       4       30,796
Shares issued for
 stock of Cyberfax        -            -    400,000      40      999,960
Shares issued for
 stock of Travel
 Source                   -            -     13,260       1           (1)
Options issued for stock
 of CardCall              -            -          -       -    2,545,722
Purchase of treasury
 stock (582,500 shares)   -            -          -       -            -
Shares canceled           -            -   (545,453)    (54)          54
Shares exchanged for
 liabilities              -            -    307,056      31      556,229
Preferred stock
 dividend                 -            -          -       -      (96,866)
Common stock
 dividend                 -            -          -       -     (143,715)
Net income                -            -          -       -            -
                      -----       ------  ---------  ------       ------
Balances
 March 31, 1998       3,972     $305,000 14,092,625  $1,409  $ 8,927,173
                      =====      ======= ==========  ======  ===========

                                                       Unrealized
                                             Capital
                   Treasury    Accumulated  (Losses)
                     Stock      Deficit      Gains       Total
                   ---------   ---------    ---------    ------
Balances,
 April 1, 1996     $    (13)   $( 16,077)   $       -   $  223,611
Shares issued for
 options exercised        -            -            -      140,804
Shares issued for
 services                 -            -            -       11,120
Shares issued for
 stock of
 Bettencourt &
 Associates               -            -            -       10,345
Shares sold               -            -            -    1,026,773
Shares issued for
 liabilities              -            -            -      165,624
Shares issued for
 investment in
 CardCall                 -            -            -            -
Shares issued for
 Travel Source            -            -            -      100,000
Net (Loss)                -     (542,616)           -     (542,616)
Preferred stock
 dividend                 -            -            -      (36,741)
                      -----       ------    ---------       ------
Balances
 March 31, 1997         (13)    (558,693)           -    1,098,920

                                                       Unrealized
                                             Capital
                   Treasury    Accumulated  (Losses)
                     Stock      Deficit      Gains       Total
                   ---------   ---------    ---------    ------
Preferred stock
 converted to common      -            -            -    3,139,950
Deemed dividend on
 preferred stock issuance -            -            -     (637,300)
Conversion of dividends
 to common stock          -            -            -      513,786
Shares issued for
 options exercised        -            -            -      667,319
Shares issued for
 services                 -            -            -       30,800
Shares issued for
 stock of CyberFax        -            -            -    1,000,000
Shares issued for
 stock of Travel
 Source                   -            -            -            -
Shares issued for
 stock of CardCall        -            -            -    2,545,722
Purchase of
 treasury stock
 (582,500 shares)  (749,048)           -            -     (749,048)
Shares canceled           -            -            -            -
Shares exchanged for
 liabilities              -            -            -      556,260
Preferred stock
 dividend                 -            -            -      (96,866)
Common stock
 dividend                 -            -            -     (143,715)
Net income                -      850,324            -      850,324
                      -----       ------    ---------       ------
Balances
 March 31, 1998  $( 749,061)   $ 291,631     $     --  $ 8,776,152
                ===========      =======   ==========  ===========

                        DCI TELECOMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended March 31,
                                                1998            1997
                                                ----            ----
Cash flows from (used in) operating activities:
Net loss from continuing operations       $ (2,607,593)    $(389,024)
Adjustment to reconcile net loss from
continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization          404,006        18,720
        Stock issued for services               30,800        11,120
        Loss on property disposition            31,729             -

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                       (50,246)             -
        Accounts receivable                   472,461        (38,195)
        Inventory                             127,951           (516)
        Deposits                              (30,306)        (7,654)
        Prepaid expenses                     ( 41,615)       (16,673)
        Deferred costs                       (102,781)       (46,842)

     Increase (Decrease):
        Accounts payable & accrued expenses  (199,949)      (281,824)
        Deferred revenue                       82,920             --
                                            ---------     ----------
            Total Adjustments:                672,470       (361,864)
                                            ---------     ----------
Net cash used in operating activities      (1,882,623)      (750,888)


Cash flows from (used in) investing activities:
        Additions to fixed assets            (332,792)       (40,082)
        Cash acquired with acquisitions        64,756         12,076
        Investment in CardCall
           International                     (110,000)    (1,500,000)
        Investment in Muller Media         (1,000,000)            --
        Purchase of investment securities    (775,000)             -
        Increase in other investments        (296,336)             -
                                          -----------     ----------
Net cash used in investing  activities     (2,449,372)    (1,528,006)

Cash flows from (used in) financing activities:
        Proceeds from stock
            options exercised                 356,956        140,804
        Proceeds from sale of common stock          -      1,026,773
        Purchase of treasury stock           (749,048)             -
        Bank overdraft                              -        (51,868)
        Payment of notes payable             (180,791)        (2,843)
        Proceeds from sale of preferred
            stock                           2,250,000      1,500,000
        Due from affiliate                     85,000        (85,000)
        Common stock dividend                (143,715)             -
        Note payable - shareholder                  -         23,962
        Advances from shareholders            485,566        129,543
        Proceeds from issuance
           of notes payable                 4,938,942              -
                                            ---------      ---------
Net cash from financing activities          7,042,910      2,681,371

Net cash used in discontinued operations   (2,356,392)       (52,009)
                                           -----------      --------
Net increase in cash                          354,523        350,468

Cash, beginning of year                       350,468              -
                                           ----------     ----------
Cash, end of year                          $  704,991     $  350,468
                                            =========      =========

Supplemental disclosures of cash flow information:

Cash paid for interest                        $67,000        $ 1,000

     Non-cash investing and financing transactions:
      Acquisitions by stock and option  issuance:
          CardCall International          $ 6,956,452              -
          Cyberfax                        $ 1,033,975              -
          Travel Source                             -     $  100,000
          Bettencourt and Associates                -        $10,345
      Stock issued for liabilities          $ 556,260       $165,624
      Fixed assets acquired by debt                 -       $ 22,195

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

At the closing, the shares of Muller and DCI were placed with escrow agents. This was done to facilitate a "put" option which could only be exercised by Muller subsequent to the closing under the put option. DCI must repurchase the shares for $3,000,000 if Muller exercised the "put" option, which commenced on the earlier of 120 days from December 27, 1996, unless an extension was requested by DCI, which Muller could not unreasonably withhold, or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. Extensions were granted by Muller through June 3, 1998. The selling stockholders had an option to keep DCI stock or accept up to $3,000,000 in cash from DCI.

DCI repurchased 400,000 shares of such common stock on March 16, 1998 for $1,000,000 and completed the repurchase from the exercising parties on June 9, 1998 upon payment of an additional $2,000,000 for the remaining 800,000 shares.

Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition will be accounted for as a purchase, effective June 9, 1998.

The previously issued financial statements included the results of operations of Muller Media, Inc., as of November 26, 1996, the date of the stock purchase agreement, under the purchase method of accounting. The accompanying financial statements exclude the results of operations of Muller Media, Inc. based upon comments and questions by the Securities and Exchange Commission with respect to the timing of the acquisition of Muller. The Company will record the purchase of Muller on June 9, 1998, the date the final payment was made under the put option agreement.

On March 25, 1997, the Company acquired the Travel Source LTD through the issue of 29,412 shares valued at $3.40 per share or $100,000. Six months from closing, if DCI shares are less than $3.40 per share, additional shares must be issued to bring the purchase price back to $100,000. In fiscal 1998 the Company issued an additional 13,260 shares in accordance with this provision. The Company incorrectly accounted for the acquisition using the pooling of interest method. The accompanying financial statements have been restated to account for the acquisition as a purchase. Travel Source is a travel agency in Rhode Island.

In the year ended March 31,1997, the Company acquired the assets of Paul Bettencourt Associates (PEL), a value-added marketing card company.

On March 31, 1997, DCI, entered into an agreement with CardCall International Holdings, Inc. (CardCall), a Delaware corporation, to purchase all its outstanding common stock (8,238,125 shares) and warrants. CardCall's board of directors who owned approximately 72% of the common stock had approved the agreement on March 29,1997, subject to shareholder approval.

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

By May 29,1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement, for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. 7,002,406 options to purchase DCI stock at

$.20 per share were granted as a result of this transaction. The stock offering agreement called for the exchange of shares by DCI in the acquisition of CardCall. A condition in the offer was that the number of DCI shares to be issued would be reduced on a share for share basis by the difference between 545,455 and the actual number of shares issued in the Series C preferred stock conversion described in Note 10 to the financial statements. There was no value assigned to the common stock that would be distributed per the offering agreement as these shares were not issued due to the number of common shares issued in the conversion of the seies C preferred stock to common stock. As of March 31, 1998, 2,733,063 of these options for shares of DCI stock had been exercised.

Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options have restrictions as to when they can be sold ranging from September 1, 1997 to December 1, 1998.

The previously issued financial statements included the results of operation of CardCall International, Inc., as if the acquisition had been completed as of April 1, 1997, under the purchase method of accounting. The accompanying financial statements include the results of operations of CardCall International, Inc. since May 29, 1997 under the purchase method of accounting based upon comments and questions by the Securities and Exchange Commission with respect to the timing of the acquisition of CardCall.

In the year ended March 31, 1998 established DCI UK, a company providing long distance telecommunications in Europe, and acquired CyberFax Inc., a Canadian company providing real-time fax capability over the Internet.


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

The Company maintains its cash balances at several financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $ at March 31, 1998.





Revenue Recognition
-------------------

Revenue Recognition and Deferred Revenue
----------------------------------------

Revenue is recorded when goods are shipped or when services are rendered to the customer. The Company utilizes the direct write-off method for valuing accounts receivable. Bad debt expense was $70,482 and $ -0- in 1998 and 1997, respectively.

Travel
------

Travel agency revenues are recorded when a customer makes a reservation for a trip. Reservations are accepted upon payment by the agency's customers with a credit card or check. Returns on cancellations are recorded as incurred.

Prepaid Phone Cards
-------------------

The Company sells its prepaid phone cards to retailers and distributors at fixed prices. Deferred revenue is recognized when the retailers and distributors are invoiced. The Company recognizes revenue and reduces the deferred revenue as the end user utilizes calling time and upon expiration of such cards. Deferred revenue at March 31, 1998 was $105, 000.


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

Inventory
---------
Inventory of $27,685 at March 31, 1997, stated at the lower of cost or market
(first  in,  first  out),  consists  of  microchips,  data  acquisition   and
telecommunications components.

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



Cost in Excess of Net Assets Acquired
-------------------------------------

Cost in excess of net assets acquired (goodwill) represents the consideration paid in excess of net assets acquired in the acquisitions of

CardCall International, Travel Source and CyberFax. Goodwill is being amortized over 20 years.





Customer Base
-------------

The customer base of $653,752, as of March 31, 1997, relates to the value of the customer list acquired with the asset acquisition of Alpha Products in 1995 and was being amortized over 10 years. Accumulated amortization at March 31, 1997 was $144,423. During the year ended March 31, 1998, the Company discontinued its Alpha Products division and wrote off the remaining net balance of $492,985 as part of discontinued operations.





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

Convertible preferred stock, stock options, and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.




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



Translation of Foreign Currencies
---------------------------------

Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are included in the accumulated translation adjustment account in the stockholders' equity (deficit) section of the consolidated balance sheets. In 1998, the effect of the foreign currency translation was not material.

Reclassifications and Restatements
----------------------------------
Certain reclassifications and restatements have been made to prior years' financial statements to conform with the current year's presentation, and to exclude R&D Scientific since the purchase and sales agreement was terminated by mutual consent, and Muller Media, as if the acquisition was completed on June 9, 1998 rather than November 26, 1996, to account for Travel Source as a purchase rather than a pooling, and as if the CardCall acquisition was completed on May 29, 1997 rather than April 1, 1997.

The following represents the combined effect of such changes:


                                                 March 31,
                                            1998          1997


Revenue, as previously reported         $ 8,117,127     1,939,891

Adjustments for Muller, Media, Inc.
Travel Source Inc. and CardCall ,         3,628,326     1,939,891

Restated revenue                        $ 4,488,801    $       -0

Net income as previously reported,      $   204,227   $(  183,287)
Net change in income as a result
of restatement,                             (88,069)     (396,070)

Restated net income(loss)               $    116,158   $ (579,357)

Restated earnings (loss) per share

Earnings (loss) per share
as previously reported,                   $     .02       $( .04)

Net change in as a result
of restatement,                                (.01)        (.08)

Restated net earnings (loss) per share  $       .01      $ ( .12)
                                        ===========      ========



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



By May 29,1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement, for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. 7,002,406 options to purchase DCI stock at $.20 per share were granted as a result of this transaction. As of March 31, 1998, 2,886,254 of these options for shares of DCI stock had been exercised. Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options have restrictions as to when they can be sold ranging from September 1, 1997 to December 1, 1998.

The transaction was initially recorded under the purchase method of accounting, effective April 1, 1997, however the Securities and Exchange Commission has ruled that the effective acquisition date is May 29, 1997. The total purchase price includes the $1,610,000 in cash, $2,545,000 assigned value for the stock options, and assumption of net liabilities of $2,801,000. Goodwill was recorded at $6,956,000. The financial statements include the results of operations of CardCall since May 29, 1997, the effective date of acquisition. The goodwill is being amortized over 20 years. The stock offering agreement called for the exchange of shares by DCI in the acquisition of CardCall. A condition in the offer was that the number of DCI shares to be issued would be reduced on a share for share basis by the difference between 545, 455 and the actual number of shares issued in the Series C preferred stock conversion described in Note 10 to the financial statements. There was no value assigned to the common stock that would be distributed per the offering agreement as these shares were not issued due to the number of common shares issued in the conversion of the series C preferred stock to common stock. There was no value assigned to the common stock warrants as the exercise price of $4 was greater than the market value of the common stock. The Company valued the options issued at $.30 per option ($.50-.20 exercise price). The difference ($1.60) between the exercise price, $.20 and the stock valuation price of $1.80 was reduced by $1.30 for a 50% dilution factor, a 10% factor because the shares issued upon exercise of the options would be restricted and a 10% factor based upon the time from when the shares could be exercised and tradable.

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



The Travel Source, Ltd.
-----------------------

On March 25, 1997, the Company acquired the Travel Source LTD through the issue of 29,412 shares valued at $3.40 per share or $100,000. Six months from closing, if DCI shares are less than $3.40 per share, additional shares must be issued to bring the purchase price back to $100,000. In fiscal 1998 the Company issued an additional 13,260 shares in accordance with this provision. The acquisition was accounted for as a purchase. Travel Source is a travel agency in Rhode Island.



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


Note 4. Pro Forma Financial Information (Unaudited)

The following table summarizes the unaudited pro forma results of operations of the Company for the fiscal years ended March 31, 1998 and 1997, assuming the acquisitions of CardCall, CyberFax, Muller, PEL, Travel Source and Edge Communications and the joint venture (see Note 19) had occurred on April 1, 1996. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1996 or of future results of operations.
                            1998           1997

Net sales               $18,701,644    $10,596,802
                        -----------     ----------
Income (loss):
 Continuing operations $(2,604,296)  $ (1,316,280)
 Gain on disposal of
   operations            4,364,480              -
 Discontinued operations  (906,503)    (4,856,777)
                       ------------   ------------
Net income (loss) before
 preferred dividends       $853,681   $(6,173,057)
                           ========       ========
Net income (loss) per share:
  Continuing operations  $    (.16)    $     (.09)
  Gain from disposal of
     operations                 .21              -
     Discontinued operations  (.04)          (.31)
                           --------    -----------
     Net income (loss)   $    .01      $     (.40)
                           ========      =========
Weighted average shares
  outstanding            21,289,441     15,777,101
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

A non-compete clause in the agreement precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations. The gain on the transaction is $ 4,792,315 after the write-off of goodwill and other expenses associated with the transaction. The operation of Cardcall UK has been shutdown and is in the process of being liquidated. The loss from discontinued opeations of this segment was $682,276. Management and its legal counsel believe that no liability is required in the accompanying financial statements as a result of the liquidation.



In the second quarter ended September 30, 1997, the Company discontinued the operation of its Alpha division. Alpha Products was a manufacturer of data acquisition and control products for personal computers. It attempted to compete as a low cost provider using antiquated/outdated technology in a modular setting. However, with the speed at which new technologies are created, and the speed at which their price is reduced, Alpha Products' product line was quickly becoming obsolete, even on a cost basis. Without sufficient outlays to upgrade and increase the engineering force coupled with a complete overhaul of the product line and mission, it was not practical to continue the operations on an on-going basis.

Alpha   had  sales  in  1998  before  discontinuance  in  September  totaling approximately $76,000 and operating losses of approximately $54,000 after tax.

A third party assumed certain assets and liabilities of Alpha effective September 30, 1997 for no consideration. Alpha incurred operating losses through September 30 of $65,973 which are shown as discontinued operations in the accompanying statement of operations. In addition, a loss on disposition of $337,642 after tax was recorded, of which $492,985 pre tax reflected the write off of unamortized customer base. There were no remaining assets or liabilities at March 31, 1998.


In December 1997, the Company discontinued the operations of PEL, which had been in the value-added card-based marketing program business. The Company salvaged the usable office furniture and equipment and abandoned the business. There were no other remaining assets at March 31,1998 and liabilities amounted to $8,371. PEL incurred operating losses of $169,807 after tax and a loss on disposition of $90,193 after tax.


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

                           =========             =========



The net assets and liabilities of the discontinued operations of CardCall UK, PEL and Alpha included in the accompanying consolidated balance sheets as of March 31, 1998 and 1997 are as follows:

                                    1998         1997
Current assets               $         -        $67,990
Total assets                           -        109,579
Current liabilities                8,371         17,876
Total liabilities                      -         37,953
Net assets of
  discontinued operations     $        -        $71,626

Note 6. Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (goodwill), which is being amortized over twenty years is as follows:

                                 Accumulated   Net Book
Acquisition           Goodwill   amortization     Value


CardCall             3,818,476      (200,000) 3,670,976
CyberFax             1,033,975       (50,000)   983,975
Travel Source           86,329        (4,300)    82,029
                   -----------   ------------  --------
                     4,991,280      (254,300) 4,736,980
                  ============    =========== =========

CardCall  goodwill  reflects  the  remaining  balance  of  $3,818,476   after
$3,159,973 was written off against the sale of the distribution contract in October 1997.



Note 7. Common Stock

During the year ended March 31,1997, the Company raised approximately $1,026,000 in cash by issuing 3,195,181 common shares under Regulation 504 and 505 of the Securities Act.



On January 21, 1998 the Company announced a common stock repurchase program, whereby the Company was authorized to buy back up to $5,000,000 of its common stock. As of March 31, 1998, the Company had bought back 182,500 shares, which were put into treasury.

On March 16, 1998, the Company paid $1,000,000 to repurchase 400,000 of its common shares under a "put option" exercised by the former Muller Media shareholders (see Note 3 for explanation of the put option). The DCI shares were put into treasury.

Subsequent to March 31, 1998 the Company acquired an additional 173,000 shares under the stock repurchase program and, on June 9, 1998, purchased the remaining 800,000 common shares under the Muller put option for $2,000,000.

Also during 1998 the company issued 225,450 shares of common stock in settlement for $439,360 of current liabilities of CardCall UK.

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

Under the above model, the total value of stock options granted in 1998 and 1997 was $305,531 and $1,574,700. Had the Company determined compensation cost for this plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows:





                                  1998             1997
Income (loss):
  Continuing operations       $(2,860,624)     $ (1,963,724)
     Gain on disposal of
         Operation               4,364,480                -
     Discontinued operations      (906,563)        (153,592)
                              ------------     ------------
     Net income (loss) before
     preferred dividends      $    597,293    $ (2,117,316)
                                 =========    =============
Net income (loss) per share:
     Continuing operations        $  (.33)          $ (.41)
     Gain from disposal of
          Operations                  .40               -
     Discontinued operations         (.08)           (.03)
                               -----------     -----------
     Net income (loss)        $      (.01)    $     (.44)
                                 =========       =========

The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.



Summarized information regarding stock options outstanding and exercisable at March 31,1998 is as follows:

                               Number of shares        Average price
Outstanding at April 1,1996        98,000                 $  .58
Granted                         3,450,000                 $  .19
Exercised                        (678,700)                $  .19
                                ---------
Outstanding at March 31,1997    2,869,300                 $  .20

Granted                         8,539,445                 $  .44
Exercised                      (3,561,254)                $  .20
                                ---------
Outstanding at March 31, 1998   7,847,491                 $  .47
                                ---------
All options are exercisable at the end of each period presented. All options are exercisable at the end of each period presented. The options issued to CardCall shareholders are exercisable but only become tradable over a schedule commencing September 1, 1997 through December 1, 1998. The options are exercisable at $.20 per share per the terms of the acquisition agreement. The fair market value of the stock at the day of the offering memorandum to purchase CardCall was $2.10 per share.

The   following  table  summarizes  information  about  fixed  stock  options outstanding at March 31, 1998:

           --------- Options Outstanding ----  -- Options Exercisable --
                        Weighted
                        Average      Weighted                 Weighted
Range of   Number       Remaining    Average   Number         Average
Exercise   Outstanding  Contractual  Exercise  Excersiable    Exercise
Prices      at 3/31/98  Life         Price     at 3/31/98     Price
--------   -----------  -----------  --------  ----------     --------
$.50 to
   .60          98,000   2 years        .58        98,000        .58
   .19       2,079,076       3.0        .19     2,079,076        .19
   .20       4,133,152       4.0        .20     4,133,152        .20
1.38 to
  1.75       1,537,039       4.5       1.55     1,537,039       1.55
             ---------                          ---------
             7,874,491                  .47     7,874,491        .47

At March 31, 1998, 432,189 warrants to purchase common stock through 2002, with exercise prices from $1.96 to $3.63, were outstanding.

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
                                         ======





Note 9. Notes Payable

In February 1998, the Company placed 326,531 shares of restricted common stock of Smartalk with a financial institution (see note5 for description of Smartalk transaction). The Company was able to borrow against this stock on a short term basis and had borrowings totaling $4,938,942 at March 31, 1998. Subsequently, the Smartalk stock was registered and sold, and the entire short term debt was repaid on June 5, 1998.



Note 10.  Preferred Stock

The Company has authorized but unissued shares of non-voting preferred stock that may be issued in series with such preferences as determined by the Board of Directors. During fiscal years ended 1998 and 1997, the following series of preferred stock were issued:

Series C
--------

On February 18, 1997 the Company issued 1,500 shares of Series C non-voting, non-cumulative convertible preferred stock for $1,500,000 to certain shareholders of CardCall International repayable on February 19,1999. The holders of these shares are entitled to receive dividends (based upon the number of common shares the preferred shareholder would have, if a conversion was effected) when a common stock dividend is declared .

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

The activity of the Company's preferred stock issues is as follows:

                    Series    Series    Series     Series
                       A         C         D          E         Total
Balance             -------   --------- -------   -------    ---------
   April 1, 1997     305,000         0        0        0       305,000

Issued                        1,500,000                      1,500,000

Converted to
  common shares                                                      0

Balance
  March 31, 1997    305,000   1,500,000          0          0  1,805,000

Issued                                0    450,000  2,000,000  2,450,000

Converted to
  common shares               1,500,000    450,000  1,389,950  3,339,950

Balance
  March 31, 1998    305,000           0          0    610,050    915,050



Note 11.  Long -Term Debt

Long-term debt consists of the following:          March 31,
                                              1998          1997
                                              ----          ----
Equipment financing note bearing
interest at 17.17% secured by
the equipment purchased, payable
in monthly installments of $132 due
in March, 2000.                           $      -        $3,620

Equipment financing note bearing
interest at 17.17% secured by
the equipment purchased, payable in
monthly installments of  $661 due in
December, 1999.                          $       -       $16,875

CyberFax bank loan, bearing interest
at prime plus 1.75% due in June, 2004.
Interest only for years 1998 through
1999, principle and interest for years
2000 through 2005.                          35,175            -
                                      ------------  ------------
                                            35,175        20,495
Less current portion of long-term debt           -         6,479
                                       -----------   -----------
                                         $  35,175   $    14,016
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

In February 1998, DCI Spain, the Company's Spanish subsidiary, entered into a contract for a leased line in Spain. The cost of this line is $11,900 per month. The contract is on a month to month basis and may be canceled by either party, in writing, with 30 days notice. Prior to entering this agreement, the Company was operating line usage on an incurred basis.

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





Note 15.  Fixed Assets

Fixed assets consist of:
                                          March 31,
                                       1998        1997
 Telecommunications switches
    and equipment                   $ 205,925    $      -
 Equipment - furniture and fixtures   264,716     137,849
                                  -----------     -------
                                      470,641     137,849
     Accumulated depreciation          57,410      35,468
                                 ------------ ------------
                                    $413,231     $102,381
                                     =====          =====

Note 16. Earnings Per Share

Convertible preferred stock, stock options, and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.

Excluded from the computations of net loss per share - diluted at March 31,1997 and 1998 are:


                                      1997               1998

 Convertible preferred stock       545,455             504,194
 Stock options                     2,869,300          8,000,408
 Stock warrants                      140,000            432,189
   Total Shares                    3,554,755          8,936,791

The following are transactions that took place subsequent to March 31,1998 that would have changed the number of common shares or potential common shares outstanding at March 31,1998 if the transactions had taken place prior to March 31,1998. See Note 20 Subsequent events for further description of these transactions.

In April 1998, the Company acquired Edge Communications Inc.(Edge) by issuing 4,385,715 common shares.

In June 1998, the Company purchased 800,000 shares of DCI common stock from the former shareholders of Muller for $2,000,000.

In April 1998, the Company issued $3,000,000 of Series F non voting convertible preferred shares convertible 90 days from date of issue at the lesser of 75% of the average closing price bid price of the common stock for the ten days prior to conversion or $4.





Note 17.  Income Taxes

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

Deferred tax assets and liabilities are determined utilizing the enacted tax rates applicable to the period the temporary differences are expected to be paid or recovered. Accordingly, the current period tax provision can be affected by the enactment of new tax rates. The statement requires a valuation allowance reducing the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. DCI and its wholly owned subsidiaries have a net operating loss carry-forward of approximately $1,866,500 as of March 31,1998 which expires through 2012. During 1998, the Company utilized a net operating loss of $4,287,109 which resulted in a tax benefit of $1,457,614. A deferred tax benefit has not been recorded with respect to the remaining net operating loss carry forward.

The provision for income taxes was different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

                                                  1998         1997
                                                  ----         ----
Taxes computed at U.S. statutory rates         $1,717,876     $     0

Tax benefit from discontinued operations         (260,262)          0

Tax benefit of net operating loss
  carryforward                                 (1,457,614)          0
                                               -----------   --------
Income taxes at the Company's effective
  tax rate                                     $        0     $     0
                                               ==========    ========

The difference between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                 1998 1997
                                                 ----         ----
Statutory federal tax rate                        34%              0

Tax benefit from discontinuted operations     (    5%)             0

Tax benefit of net operating loss
  carryforward                                (   29%)             0

Income taxes at the Company's effective
  tax rate                                         0%              0
                                              ========        =======

Note 18.  Segment Information

The following table shows sales, operating earnings (loss) and other financial information by industry segment for the years ended March 31,1998 and 1997.

1998                 Travel      Telecom   Corporate    Consolidated
----                --------     -------   ---------    ------------
Sales          $1,194,199    $ 3,294,602  $      -     $  4,488,801
Operating
  (loss)
  earnings           (28,764)   (1,170,848) (1,407,981)    (2,607,593)

Identifiable
  assets              46,130     2,071,354  14,251,470     16,368,954

Depreciation           5,861       124,223      13,364        143,448

Capital
  Expenditures         7,491     365,365        22,142        394,998



1997                 Corporate    Consolidated
----                    ----------    ------------
Sales             $       -      $        -
Operating
 (loss)
 earnings                (389,024)        (389,024)
Identifiable
  assets                2,835,592         2,835,592
Depreciation               11,469            11,469
Capital
  expenditures             46,046            46,046

The Company's operations are classified into two business segments as follows:

Travel - Includes a travel agency.

Telecommunications - Includes prepaid phone cards, fax over the Internet, and long distance communications.

Note 19.  Joint Venture

On March 31, 1998 the Company and DataWave Systems Inc.( DataWave) formed a joint venture for the marketing, sale and service of prepaid long distance telephone calling cards in Canada. The joint venture company, named PhoneLine CardCall International has 100,000 shares outstanding which is 60% owned by DCI and 40% owned by DataWave Systems, Inc. PhoneLine has six directors, three are nominees of DCI, and three are nominees of DataWave. DataWave has an option over the next two years to purchase 9000 shares for approximately $175,000 from DCI. As the initial contribution to the capital of PhoneLine, DCI provided $280,000 of which $42,000 was payment for PhoneLine shares and $238,000 was a loan to the joint venture. DataWave contributed $448,000, of which $28,000 was payment for PhoneLine shares and $420,000 was a loan to the joint venture. The proceeds from the loans was used to buy certain assets of CardCaller Canada and PhoneLine International (wholly owned subsidiary of DataWave Systems, Inc). DCI and DataWave each have the right of first refusal upon the others notification that it wants to sell, assign or transfer all its shares at a stated price.

Under the terms of the agreement, DataWave and CardCaller Canada, Inc. will contribute all existing Canadian business to the joint venture. In addition, DCI contributed $281,000 to the joint venture on March 31, 1998, which is recorded in other investments in the financial statements.




Note 20.  Subsequent Events

On April 30, 1998, DCI entered into an agreement with Edge Communications Inc. (Edge) to purchase all of Edge's outstanding common stock for 4,385,715 shares of DCI stock. Edge is a wholesaler of prepaid phone cards and reported sales of approximately $14,000,000 and a $270,000 net loss for the twelve months ended March 31, 1998. Edge is located in Gaithersburg, Maryland.

On May 14, 1998 the Company signed a letter of intent to acquire Locus Corporation, of Fort Lee, New Jersey. Locus is a global provider of prepaid phone cards, international call back, long distance and Internet services. The transaction, which is subject to financing, involves $10,000,000 in cash and 7,500,000 shares of DCI stock. DCI will have 90 days from the signing of a definitive agreement to obtain the necessary financing. Locus recorded sales of over $22,000,000 for the most recent ten months.

The Company also has a letter of intent to acquire Global Telecom, a Fort Lauderdale, Florida company providing prepaid phone cards and one-plus service, for $5 million worth of DCI stock.

Acquisition discussions with WorldPass Communications were terminated on April 7, 1998.

As part of the Muller Media transaction, the former Muller shareholders had "put options" enabling them to require DCI to transform the closing consideration of 1,200,000 shares of DCI stock to $3,000,000 cash upon exercise of the put option. The Company repurchased 400,000 shares in March for $1,000,000 and completed the repurchase of the additional 800,000 shares on June 9, 1998 for an additional $2,000,000.

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