Form 10QSB
period 1998-12-31
DCI TELECOMMUNICATIONS INC
filed 1999-02-17
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
  December 31, 1998                               2-96976-D
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
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
       28,897,703              Common Stock,        January 22, 1999
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet December 31, 1998                                3

       Statements of Operations
        Nine Months Ended December 31, 1998 and 1997
        Three Months Ended December 31, 1998 and 1997                 4

       Statements of Cash Flow
        Nine Months Ended December 31, 1998 and 1997                  5

       Notes to Unaudited Financial Statements
        December 31, 1998                                             6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 11

       PART II

       Other Information                                              18

       Signatures                                                     19

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                       December 31
          ASSETS                                            1998

Current Assets:
    Cash                                                 $2,112,629
    Investments                                              42,000
    Accounts receivable                                   4,866,888
    Receivable from SmarTalk                                650,000
    Prepaid expenses                                        264,492
    Inventory                                               543,961
                                                          ---------
Total Current Assets                                      8,479,970

Fixed Assets                                              1,912,409
Less: Accumulated depreciation                              331,577
                                                          ---------
Net Fixed Assets                                          1,580,832
                                                          ---------
Accounts receivable                                       1,027,074
Deferred costs                                              466,810
Deposits                                                    202,937
Other investments                                            37,142
Master Service Agreement                                 15,671,875

Other Assets
   -    costs in excess of
      net assets acquired:
     CardCall International                              3,870,249
     Muller Media                                        1,634,436
     CyberFax                                            1,033,975
     Travel Source                                           86,379
                                                         ----------
                                                          6,625,039
Less: Accumulated amortization                              465,250
                                                         ----------
Net other assets                                          6,159,789
                                                         ----------
Total Assets                                            $33,626,429
                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                $4,939,464
    Preferred stock dividend                                701,850
    Deferred Revenue                                        526,087
    Due to shareholders                                     130,127
    Income Taxes Payable                                    328,140
                                                         ----------
Total Current Liabilities                                 6,625,668

Long term accounts payable                                  776,339
Long Term Debt                                              128,041
Deferred Income Taxes                                       178,288
Due to joint venture partner                                664,451
                                                          ---------
Total Liabilities                                         8,372,787
                                                         ----------
Minority interests                                         (148,505)

Redeemable, convertible preferred stock,
  $1,000 par and redemption value, 2,000,000
  shares authorized, 2,312 shares issued and
  outstanding                                             2,312,500

Commitments and Contingencies

Shareholders' Equity:
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
     28,557,376 shares issued and outstanding                 2,856
    Paid in capital                                      29,301,745
    Treasury Stock (1,155,000 shares at cost)            (4,127,439)
    Currency translation adjustment                         (47,043)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                            (2,040,472)
                                                          ---------
Total Shareholders' Equity                               23,089,647
                                                         ----------
Total Liabilities and Shareholders' Equity              $33,626,429
                                                        ===========

         See Accompanying Notes to Consolidated Financial Statements





                                    3(a)

                      DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                              Three Months Ended      Nine Months Ended
                                December 31,            December 31,
                              1998         1997       1998         1997

  Travel Service Sales     $  319,473  $  213,644  $  937,295  $ 793,044
  Product Sales            10,773,937   1,959,993  27,169,035  7,227,651
                           ----------  ----------  ---------- ----------
  Net Sales                11,093,410   2,173,637  28,106,330  8,020,695

  Cost of Sales - Travel      285,970     220,523     850,919    742,314
                - Product   9,705,229   1,701,871  24,309,929  6,225,507
                           ----------   ---------   --------- ----------
    Gross Profit            1,102,211     251,243   2,945,482  1,052,874

 Selling, General &
  Admin. Expenses             706,752     302,665   2,009,008    846,252
 Salaries and
  Compensation                686,687     175,158   1,879,811    755,924
 Amortization &
  Depreciation                156,612      39,705     422,160     56,168
 Professional and
    Consulting Fees           317,121      59,599     761,218    346,866
                            ---------    --------   --------- ----------
                            1,867,172     577,127   5,072,197  2,005,210

 Income (Loss)
   from Operations         (  764,961)   (325,884) (2,126,715)  (952,336)

Other Income and (Expense)    102,087      57,542      53,107    (39,137)

Minority Interest             136,504          --     148,505         --

  Net (Loss) - Continuing
               Operations  (  526,370)   (268,342) (1,925,103)  (991,473)

Loss from discontinued computer
  board operations                 --    (    882)         --   (559,840)

Gain from prepaid
   phone card contract             --   3,078,421          --  3,078,421

Discontinued prepaid phone
  card segment - U.K.              --    ( 96,683)         --   (647,948)

  Net Income (Loss)        (  526,370)  2,712,514  (1,925,103)   879,160

  Preferred dividend         (152,851)   (164,838)   (902,851)  (369,376)
                           ----------   ---------   ---------  ---------
                           (  679,221)  2,547,676  (2,827,954)   509,784

 Basic and diluted Net
  Income (Loss) per share
   - continuing operations     ($.03)     ($.03)      ($.13)     ($.09)
   - discontinued operations      --       $.18          --       $.13
                               -----     ------      ------    -------
Net Income (Loss)
   per common share            ($.03)     $ .15       ($.13)      $.04

  Weighted average common
   shares outstanding     25,008,134 16,555,424  21,856,972 14,401,093

     See Accompanying Notes to Consolidated Financial Statements







                                   4(a)

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Nine Months Ended
                                                  December 31,
                                               1998          1997
Cash flows from (used in) operating activities:
Net loss from continuing operations       ($1,925,103)     ($991,473)
Adjustment to reconcile net loss from
 continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization         422,160         56,168
        Stock issued for services                  --            800
        Minority interest                    (148,505)            --

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                        60,246             --
        Accounts receivable                (2,538,988)      (341,984)
        Inventory                          (  435,982)        55,715
        Deposits                             (135,621)         2,894
        Prepaid expenses and deferred costs  (370,294)      (142,608)

     Increase (Decrease) in:
        Accounts payable and
          accrued expenses                    938,984        311,338
        Deferred revenue                      208,437             --
                                             --------       --------
           Total Adjustments               (1,999,563)      ( 57,677)
                                             --------       --------
Net cash (used in) operating activities    (3,924,666)    (1,049,150)
                                             --------       --------

Cash flows from (used in) investing activities:
        Additions to fixed assets            (565,872)       (95,069)
        Investment in CardCall International       --       (110,000)
        Cash acquired with acquisition      1,170,486             --
                                             --------       --------
Net cash from (used in) investing
    activities                                604,614       (205,069)
                                             --------       --------

Cash flows from (used in) financing activities:
        Proceeds from stock
          options exercised                   690,527        105,094
        Purchase of treasury stock         (2,378,379)       (85,000)
        Due to joint venture                  644,451             --
        Payment of notes payable           (4,938,942)      (279,279)
        Increase in long term debt             93,226        273,151

        Proceeds from sale of
          preferred stock                   2,750,000      2,250,000
        Common stock dividend                (203,962)            --
        Advances from shareholders           (375,870)      (471,404)
        Sale of equity securities           8,124,761             --
                                             --------       --------
Net cash from financing activities          4,405,812      1,792,562
                                             --------       --------

Net cash used in discontinued operations           --       (671,390)

Net increase (decrease) in cash             1,085,400       (133,047)

Cash, beginning of year                     1,026,869        764,559
                                           ----------      ---------
Cash, end of period                        $2,112,629     $  631,512


                                              Nine Months Ended
                                                 December 31,
                                             1998           1997

Supplemental disclosures of cash flow information:

Cash paid for interest                      $83,000       $  43,000

Non cash investing and financing transactions:
     Acquisitions by stock issuance:
        CardCall International                   --      $7,008,952
        CyberFax                                 --      $1,033,975
     Preferred stock dividends             $750,000      $  369,376
     Stock issued for liabilities                --       $  40,000


     See Accompanying Notes to Consolidated Financial Statements

                                  5(a)

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements December 31, 1998

NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain restatements of prior year numbers have been made to conform to the current years presentations, to report the acquisition of Edge Communications, Inc. as a pooling of interest, and to revise the effective acquisition dates of Muller Media and CardCall International Holdings to June 9, 1998 and May 29, 1997, respectively.

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Material intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB/A filed for the year ended March 31, 1998.

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
                                                            Three Months
                        April 1, 1998    Nine Months Ended      Ended
                            through         December 31,     December 31,
                        April 30, 1998         1997             1997
                        --------------    ---------------     ---------
Net Sales:
DCI                         $  737,836         $3,185,484    $  932,182
Edge Communications, Inc.    1,092,500          4,835,211     1,241,455
                            ----------         ----------    ----------
Combined                    $1,830,336         $8,020,695    $2,173,637
                             =========         ==========    ==========

Net(Loss) From Continuing Operations:
DCI                          ($301,528)       ($1,023,211)    (606,172)
Edge Communications, Inc.      (56,492)            31,738      337,830
                            ----------         ----------    ---------
Combined                     ($358,020)         ($991,473)   ($268,342)
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

The transaction was recorded under the purchase method of accounting. The total purchase price includes $3,000,000 in cash, Goodwill was recorded at $1,634,436. The financial statements include the results of operations of Muller since June 9, 1998, the date of acquisition. The goodwill is being amortized over 20 years.

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

During the nine months ended December 31, 1998, the holders of $687,500 of preferred shares of Series F Convertible Preferred Stock and deemed dividends of $171,750 were converted to 1,110,904 common shares.

During the nine months ended December 31, 1998, the holders of $610,050 of preferred shares of Series E Convertible Preferred Stock and deemed dividends of $163,785 were converted to 740,670 common shares.

During  the nine months ended December 31, 1998, the holders of  $305,000
of   preferred  shares  of  Series  A  Convertible  Preferred  Stock  and dividends of $177,717 were converted to 321,811 common shares.

In addition, options to purchase 3,988,543 common shares were exercised from which the Company received $690,528.

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

NOTE 5. Wavetech International Merger
-------------------------------------

On November 6, 1998, the Company entered into a merger agreement with

Wavetech International. The agreement calls for the exchange of common stock on a one share for one share basis, with Wavetech being the surviving company, which will be renamed DCI Telecommunications. It will be accounted for as a reverse merger. Wavetech is listed on the NASDAQ Small Cap market (ITEL).

The merger is subject to a Form 4 declared effective by the Securities and Exchange Commission, as well as a majority vote of the shareholders of both corporations. Wavetech is a facilities based telecommunications company and has approximately 2.8 million shares outstanding.

NOTE 6. IXC Communications Alliance
-----------------------------------

In December 1998, the Company formed an alliance with IXC Communications Services, a public company listed on NASDAQ (IIXC). IXC received a 13% position in the Company (4,250,000 shares) and DCI received a Master Service Agreement fixing rates and various leases for a five year period. DCI may lease dedicated lines in England, Spain, Italy and other countries, and will be installing switches in IXC facilities in the U.S. and abroad.

The Master Service Agreement has been capitalized at $15,671,875 and will be amortized over five years.

NOTE 7. Pro Forma Financial Information
---------------------------------------------------

The following table summarizes the unaudited pro forma results of operations of the Company for the nine months ended December 31, 1998 and 1997, assuming the acquisitions of CardCall, CyberFax, Muller, PEL, Travel Source, Edge Communications, Wavetech International, Inc. and the joint venture had occurred on April 1, 1997. The pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1997 or of future results of operations.

                              Nine Months Ending     Three Months Ending
                                 December 31,           December 31,
                             1998          1997        1998       1997
                             ----          ----        ----       ----

Net sales              $28,432,534    $11,297,635 $11,096,683 $3,043,006
                       -----------     ---------- -----------  ---------
Income (loss):
 Continuing operations $(2,678,209)  $ (2,289,799)  $(869,634) $(823,809)
 Discontinued operations        --      1,870,633          --  2,980,856
                      ------------   ------------  -----------  ---------
Net income (loss) before
 preferred dividends   $(2,678,209)   $(  419,166) $(869,634)$ 2,157,047
                          ========       ========  ========= ===========
Net income (loss) per share:
  Continuing operations  $   (.11)     $     (.11)     $(.04)      $(.04)
  Discontinued operations      --             .09         --         .16
                         --------     -----------  ---------  ----------
     Net income (loss)    $  (.11)      $    (.02)     $(.04)      $ .12
                         ========       =========  =========  ==========
Weighted average shares
  outstanding          24,466,441      20,076,624 24,386,441  18,746,856
                         ========        ======== ==========  ==========

               Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the nine months ended December 31, 1998. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

On  March  31, 1998 the Company and DataWave Systems, Inc. formed  a  new
company,   PhoneLine   CardCall  International  ("PhoneLine")   for   the
marketing, sale and service of prepaid long distance phone cards in Canada. The accompanying financial statements include the results of PhoneLine for the nine months ending December 31, 1998. This new company joins together two of the larger prepaid phone card distributors in Canada, and the Company is expecting economies of scale by facility and staff reductions, as well as better long distance rates with carriers. DCI owns 60% and DataWave 40% of PhoneLine.

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

Liquidity and Capital Resources
-------------------------------

At December 31, 1998 the Company had unrestricted cash of $2,112,629 and $42,000 of marketable securities. During the quarter ended June 30, 1998, the Company sold SmarTalk stock realizing net proceeds of $8,125,000. The Company repaid its loans of $4,939,000 which it had borrowed against its position in SmarTalk stock.

Also, on June 9, 1998 the former shareholders of Muller Media exercised their put options to receive $2,000,000 in cash, and the Company repurchased 800,000 shares of its common stock. The Company received $1,170,000 of Muller Media's cash with the acquisition.

Other sources of cash during the first nine months included $2,750,000 from the sale of preferred stock, and $691,000 from the exercise of stock options.

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

Consolidated Results of Operations
----------------------------------

                                           Nine Months Ended
                                             December 31,
                                            1998         1997
                                            ----         ----
Net Sales                              $28,106,330  $ 8,020,695
---------

Net sales increased $20,085,635 in the 1998 nine months compared to the comparable 1997 period. Edge sales of prepaid phone cards increased $15,801,511 due to rapid growth and new contracts. Muller Media, which was acquired as of June 9, 1998, accounted for approximately $2,295,000 of the increase. The prepaid phone card sales of PhoneLine in 1998 exceeded CardCaller Canada 1997 sales by $1,270,000. Travel Source sales were up $137,000 in 1998, and European sales were up $534,000.

                                           1998        1997
                                           ----        ----
Cost of Sales                          $25,160,848  $6,967,821
-------------

Cost  of  sales in 1998 exceeded 1997 by approximately $18,193,000.  Edge cost of sales associated with higher sales noted above resulted in $14,776,000 of the increase. Costs associated with the recently acquired Muller Media accounted for $1,608,000 of the increase. PhoneLine 1998 costs exceeded CardCaller Canada by $1,049,000. Cost of sales for European operations were up $469,000 on increased sales. Travel Source costs increased $100,000 on increased sales.

                                               1998        1997
                                             --------    --------
Selling, General & Administration Expense  $2,009,008    $846,252
-----------------------------------------

Selling, general and administrative increased $1,163,000 over the 1997 period. CyberFax costs increased $75,000 principally due to higher research and development costs as its product got closer to market.
Expenses of the newly acquired Muller contributed $182,000 to the increase. Increased operations in Europe added $135,000 to the increase. SG&A expenses of PhoneLine, a much larger operation than CardCaller Canada in 1997, accounted for $406,000 increased costs. In addition, CardCaller Canada was only owned for seven months of the 1997 period. SG&A expenses of Edge increased $283,000 due to large growth.

                                          1998        1997
                                          ----        ----
Salaries and Compensation             $1,879,811  $ 755,924
-------------------------

Salaries increased $1,123,887 over 1997 levels. Salaries at the corporate level increase $257,000 due to wage increases and additional personnel added due to growth. The acquisition of Muller accounts for $373,000 of the increase. Salaries in Europe have increased $185,000 as operations have now increased. Salaries at Edge have increased $162,000 principally due to expanded operations. PhoneLine nine month salaries were $90,000 higher than CardCallers 1997 seven months.

                                          1998       1997
                                          ----       ----
Amortization and Depreciation          $422,160     $56,168
-----------------------------

The $56,168 in 1997 represents depreciation expense for continuing operations. Included in 1998 is depreciation of $206,910, amortization of Travel Source goodwill of $3,750, Muller goodwill of $24,000, CyberFax goodwill of $37,500 and CardCaller Canada goodwill of $150,000.

                                         1998        1997
                                         ----        ----
Professional and Consulting Fees      $761,218     $346,866
--------------------------------

Professional fees increased $414,000 over the 1997 period. Professional fees at corporate were $278,000 higher than 1997 charges principally due to outside legal charges as the Company expands and additional accounting charges for restatements. Edge professional fees also rose $83,000 due to its dramatic growth. Legal and accounting fees of the newly acquired Muller and increased CyberFax fees principally account for the remaining difference.

                                        1998        1997
                                         ----       ----
Interest Expense                      ($83,162)   ($43,413)
Interest Income                       $136,269     $ 4,276
---------------                       --------     -------
Net Interest                           $53,107    ($39,137)

Interest expense increased in 1998 principally due to corporate short term borrowing earlier in the year.

The $132,000 increase in interest income is a result of $38,000 earned by DCI on short term investments plus $97,000 of interest earned on short-term investments of the newly acquired Muller Media.

                                           1998       1997
                                           ----       ----
Discontinued operations - Computer Board     --    ($559,840)
----------------------- - Prepaid Phone
                            Card - UK        --    ($647,948)
                        - Gain on Phone
                           Card Contract     --   $3,078,421

The computer board loss in 1997 reflects the discontinuance of the Alpha Products division at September 30, 1997. Included in the loss was the write-off of unamortized customer base totaling $493,000. The prepaid phone card discontinued loss was due to a non-compete clause in the 1997 distribution contract sale to Smartalk for $9,000,000, which necessitated the shut-down of the UK operations.

                                           1998       1997
                                           ----       ----
Preferred Dividends                     $902,851    $369,376
-------------------

Preferred dividends increased $533,475 in 1998. The increase is related to the presumed incremental yield the investor may derive from the discounted conversion rate of preferred stock issued by the Company during the year.

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

ITEM 2.  CHANGES IN SECURITIES.
          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 18

ITEM 6 - Exhibits and Reports on Form 8K

On November 16, 1998, the Company filed a Form 8K which included a merger agreement between the Company and Wavetech International, Inc. Dated November 6, 1998.

On January 14, 1999, the Company filed a Form 8K which involved a Master Service Agreement with IXC Communications Services, Inc.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: February 17, 1999                By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                        By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer