Form 10QSB/A
period 1998-06-30
DCI TELECOMMUNICATIONS INC
filed 1999-05-11
CIK 769852

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

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                          June 30
          ASSETS                                            1998

Current Assets:
    Cash                                                 $3,611,830
    Restricted cash                                          34,475
    Investments                                              45,632
    Accounts receivable                                   4,964,023
    Receivable from SmarTalk                                650,000
    Prepaid expenses                                        128,818
    Inventory                                               462,101
                                                          ---------
Total Current Assets                                      9,896,879

Fixed Assets                                              1,778,640
Less: Accumulated depreciation                             (234,386)
                                                          ---------
Net Fixed Assets                                          1,544,254
                                                          ---------
Accounts receivable                                         682,253
Deferred costs                                              269,876
Deposits                                                    113,188
Other investments                                            63,905
Prepaid deemed dividend                                     250,000
Other Assets
   -    costs in excess of
      net assets acquired:
     CardCall International                              3,818,476
     Muller Media                                        1,266,626
     CyberFax                                            1,033,975
     Edge Communications                                 6,823,586
     Travel Source                                          86,329
                                                         ----------
                                                         13,028,992
Less: Accumulated amortization                              398,308
                                                         ----------
Net other assets                                         12,630,084
                                                         ----------
Total Assets                                            $24,450,439
                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                $5,200,729
    Preferred stock dividend                                278,642
    Deferred Revenue                                        328,433
    Due to shareholders                                     200,370
    Income Taxes Payable                                    138,400
                                                         ----------
Total Current Liabilities                                 6,146,574

Long Term accounts payable                                  506,000
Long Term Debt                                              135,000
Due to joint venture partner                                660,157
Redeemable, convertible preferred stock $10,000 and
  $1,000 par and redemption value, 2,000,000
  shares authorized, 3,019 shares issued and
  outstanding (3,000 shares at $1,000 par and 19
  shares at $10,000 par)                                  3,197,550
                                                          ---------
Total Liabilities                                        10,645,281
                                                         ----------
Minority interests                                           31,213

Commitments and Contingencies

Shareholders' Equity:
    9.25% cumulative convertible, preferred stock
      $100 par value, 5,000,000 shares authorized,
      3,972 shares issued and outstanding;                  305,000
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
     20,598,678 shares issued and outstanding                 2,060
    Paid in capital                                      16,316,783
    Treasury Stock (1,155,000 shares at cost)            (1,104,379)
    Unrealized capital loss                                  (5,495)
    Currency translation adjustment                         (16,736)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                              (723,288)
                                                          ---------
Total Shareholders' Equity                               14,773,945
                                                         ----------
Total Liabilities and Shareholders' Equity              $25,450,439
                                                        ===========

         See Accompanying Notes to Consolidated Financial Statements





                                    3(a)

                     DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                                                  Three Months Ended
                                                        June 30,
                                                    1998         1997
                                                    ----         ----
Sales - travel                                   $  331,062 $  298,413
Sales - products                                  4,601,734    442,197
                                                  --------- ----------
Net Sales                                         4,932,796    740,610

Cost of sales - travel                              284,894    281,033
Cost of sales - products                          4,105,983    374,016
                                                 ---------- ----------
Cost of sales                                     4,390,877    655,049

Gross profit                                        541,919     85,561

Selling, general and administration expenses        433,184    114,379
Salaries and compensation                           512,937     40,255
Professional and consulting fees                    322,609     92,510
Amortization and depreciation                       225,222     17,339
                                                  --------- ----------
                                                  1,493,952    264,483

Loss from operations                               (952,033)  (178,922)

Other income and (expense):
  Investment income                                  18,187         25
  Interest expense                                  (77,860)   (25,582)
                                                  --------- -----------
                                                    (59,673)   (25,557)

Loss from continuing operations before
  minority interest                              (1,011,706)  (204,479)

Minority interest in earnings of subsidiary          (3,213)       --
                                                 ---------- -----------
Loss from continuing operations                  (1,014,919)  (204,479)

Discontinued operations:
  Loss from operations, net of tax:
  Computer board - Alpha division                        --    (49,124)
  Privilege card operations - PEL                        --     16,145
  Prepaid phone card segment - UK                        --     34,510
                                                   --------   --------
Net income (loss) before dividends
  on preferred stock                             (1,014,919)  (202,948)

Dividends on preferred stock                        543,951      9,185

Income (loss) applicable to
  common shareholders                           ($1,558,870) (212,133)
                                                  =========  =========
Basic and diluted income (loss) per common share

Continuing operations                                $(.09)    $(.03)

Discontinued operations:
  Gain from operations                                  --        --

Total                                                $(.09)    $(.03)
                                                  =========  =========

Weighted average common shares outstanding       17,719,279   8,122,567

     See Accompanying Notes to Consolidated Financial Statements
















                                   4(a)

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Three Months Ended
                                                    June 30,
                                               1998          1997
Cash flows from (used in) operating activities:
Net loss from continuing operations       ($1,014,919)     ($204,479)
Adjustment to reconcile net loss from
 continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization         225,222         17,339
        Stock issued for services                  --            800
        Minority interest                       3,213             --

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                        25,771             --
        Accounts receivable                (1,997,214)      (203,862)
        Inventory                            (259,669)         1,043
        Deposits                              (56,171)       (60,971 )
        Prepaid expenses                      (38,879)            --
        Other assets                           57,885        (39,355)

     Increase (Decrease) in:
        Accounts payable and
          accrued expenses                    565,526        (24,327)
        Deferred revenue                      104,545             --
                                             --------       --------
           Total Adjustments               (1,369,771)      (309,333)
                                             --------       --------
Net cash used in operating activities      (2,384,690)      (513,812)
                                             --------       --------

Cash flows from (used in) investing activities:
        Additions to fixed assets            (265,076)       (19,453)
        Investment in CardCall                     --       (110,000)
        Cash acquired with acquisitions     1,548,947             --
        Investment in Muller Media         (2,000,000)            --
                                             --------       --------
Net cash used in investing activities        (716,129)      (129,453)
                                             --------       --------

Cash flows from (used in) financing activities:
        Proceeds from stock
          options exercised                   248,589         28,702
        Purchase of treasury stock           (355,318)            --
        Due to joint venture                  688,157             --
        Payment of notes payable           (4,938,942)            --

        Proceeds from sale of
          preferred stock                   2,750,000             --
        Common stock dividend                (203,962)            --
        Advances from shareholders           (305,627)       392,299
        Sale of equity securities           8,124,761             --
                                             --------       --------
Net cash from financing activities          6,007,658        421,001
                                             --------       --------

Net cash used in discontinued operations           --        (24,368)

Net increase (decrease) in cash             2,906,839       (246,632)

Cash, beginning of year                       704,991        350,468
                                           ----------      ---------
Cash, end of period                        $3,611,830      $ 103,836


                                              Three Months Ended
                                                    June 30,
                                             1998           1997

Supplemental disclosures of cash flow information:

Cash paid for interest                      $78,000       $  26,000

Non cash investing and financing transactions:
     Acquisitions by stock issuance:
        CardCall International                   --      $6,956,000
        CyberFax                                 --      $1,033,975
        Edge Communications              $6,823,586              --
     Preferred stock dividends             $543,951      $    9,185
     Stock issued for liabilities                --       $  40,000


     See Accompanying Notes to Consolidated Financial Statements

                                  5(a)

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements June 30, 1998



NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassification of prior year numbers have been made to conform to the current years presentations, and to account for discontinued operations.

The previously issued financial statements included the results of operations of CardCall International, Inc., as if the acquisition had been completed as of April 1, 1997, under the purchase method of accounting. The accompanying financial statements include the results of operations of CardCall International, Inc. since May 29, 1997 under the purchase method of accounting based upon comments and questions by the Securities and Exchange Commission with respect to the timing of the acquisition of CardCall. In addition, as a result of inquiries from the Securities and Exchange Commission, this form 10QSB/A has been restated to record the acquisition of Muller Media as of June 9, 1998 instead of November 26, 1996, to account for the acquisition of Edge Communications on April 30, 1998 using the purchase method of accounting rather than the pooling of interest method, to account for Travel Source as a purchase instead of a pooling and to adjust the preferred dividend calculation.

                                                       June 30
                                                 1998          1997
                                                 ----          ----
Revenue, as previously reported               $6,305,302   $4,195,785

Adjustments for Edge, Muller Media, Inc.,
Travel Source, Inc. and CardCall              (1,372,506)  (3,455,175)

Restated revenue                              $4,932,796   $  740,610

Net income (loss) as previously reported      $ (849,678)  $  199,076
Net change in income as a result of
 restatement,                                   (709,192)   ( 411,209)

Restated net income (loss)                   $(1,558,870)  $( 212,133)

Earnings (loss) per share
 as previously reported,                      $    (.04)   $      .02

Net change in as a result
 of restatement,                                   (.05)        (.03)

Restated net earnings (loss)                  $    (.09)   $    (.01)
 per shares

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

The transaction has been recorded under the purchase method of accounting, effective May 29, 1997. The total purchase price includes the $1,610,000 in cash, $2,545,000 assigned value for the stock and stock options, and assumption of net liabilities of $2,801,000. Goodwill was recorded at $6,956,000. The financial statements include the results of operations of CardCall since May 29, 1997, the effective date of acquisition. The goodwill is being amortized over 20 years.

Edge Communications, Inc.
-------------------------

On April 30,1998 the Company issued 4,385,715 shares of common stock for all of the outstanding shares of Edge Communications, Inc. The acquisition has been accounted for under the purchase method of accounting, effective April 30, 1998. The total purchase price consists of 4,385,715 shares of common stock valued at $6,644,000 and the assumption of net liabilities of $179,000. Edge is located in Gaithersburg, Maryland and is in the prepaid phone card business. For the twelve months ended March 31, 1998, Edge had net sales of $8,780,000 and had a loss of $271,000. Goodwill of $6,823,586 has been recorded on the transaction and is being amortized over 20 years. The financial statements include the results of operations since April 30, 1998, date of acquisition.

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

The transaction was recorded under the purchase method of accounting. The total purchase price includes $3,000,000 in cash. Goodwill was recorded at $1,266,626. The financial statements include the results of operations of Muller since June 9, 1998, the date of acquisition. The goodwill is being amortized over 20 years.



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

NOTE 5. Pro Forma Financial Information
---------------------------------------------------

The following table summarizes the unaudited pro forma results of operations of the Company for the three months ended June 30, 1998 and 1997, assuming the acquisitions of CardCall, CyberFax, Muller, PEL, Travel Source, Edge Communications, and the joint venture had occurred on April 1, 1997. The pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1997 or of future results of operations.

                              Three Months Ending
                                   June 30,
                             1998          1997
                             ----          ----

Net sales              $ 6,305,302    $ 4,195,785
                       -----------     ----------
Income (loss):
 Continuing operations $(  890,973)  $ (  118,444)
 Discontinued operations        --     (    1,531)
                      ------------   ------------
Net income (loss) before
 preferred dividends   $(  890,973)   $(  119,975)
                          ========       ========
Net income (loss) per share:
  Continuing operations  $   (.07)     $     (.02)
  Discontinued operations      --              --
                         --------     -----------
     Net income (loss)    $  (.07)      $    (.02)
                         ========       =========
Weighted average shares
  outstanding          19,181,184      12,508,282
                         ========        ========

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



During the quarter ended June 30, 1998 the Company acquired Edge Communications, Inc. This acquisition gave the Company a meaningful entrance into the U.S. prepaid phone card market. Edge had sales of $8,780,000 for the twelve months ended March 31, 1998 and has been sustaining rapid growth in the last several months. Edge was accounted for as a purchase

Also during the quarter ended June 30, 1998, the former shareholders of Muller Media exercised their put options to receive $2,000,000 in cash, and the Company received back 800,000 shares of its stock, thus completing the acquisition of Muller Media on June 9, 1998. The acquisition is accounted for as a purchase.



Liquidity and Capital Resources
-------------------------------

At March 31, 1998 the Company had unrestricted cash of $705,000 and $8,125,000 of stock of SmarTalk Teleservices, Inc. During the quarter ended June 30, 1998, the Company sold the SmarTalk stock realizing net proceeds of $8,125,000. The Company repaid its loans of $4,939,000 which it had borrowed against its position in SmarTalk stock.



Also during the quarter ending June 30, 1998, the former shareholders of Muller Media exercised their put options to receive $2,000,000 in cash, and the Company received back 800,000 shares of its common stock.

Other sources of cash during the quarter included $2,750,000 from the sale of preferred stock, and $249,000 from the exercise of stock options.

At June 30, 1998 the Company has a current ratio of 1.6 to 1, and has unrestricted cash of $3,612,000.

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

Consolidated Results of Operations
----------------------------------

Changes reflected in the following analysis that refer to PhoneLine are gross changes. It should be noted that the Company owns 60% of the PhoneLine.

                                            Three Months Ended
                                                June 30,
                                            1998         1997
                                            ----         ----
Net Sales                                $4,932,796   $  740,610
---------

Net sales in the quarter ended June 30, 1998 increased $4,192,186 over the 1997 first quarter. Phone card sales by Edge Communications since its April 30 acquisition date account for approximately $3,339,000. Sales of newly formed PhoneLine were $505,000 more than CardCaller Canada sales in 1997, primarily due to CardCaller only included for one month in the 1997 quarter. Muller sales since its acquisition on June 9, 1998 accounted for $242,000 of the increase. Travel Source and Spain also had increased sales.

                                           1998        1997
                                           ----        ----
Cost of Sales                           $4,390,877   $  655,049
-------------

Cost of sales increased $3,735,828 in the 1998 first quarter. Cost of sales for newly acquired Edge amounted to $3,164,346. PhoneLine cost of sales in 1998 exceeded CardCaller 1997 costs by $457,439 due to the fact that CardCaller was only included for one month of the 1997 quarter. Costs associated with newly acquired Muller also contributed to the first quarter 1998 increase.

                                               1998        1997
                                             --------    --------
Selling, General & Administration Expense    $433,184    $114,379
-----------------------------------------

Selling, general and administrative expenses increased $318,805 in 1998. Expenses of newly acquired Edge totaled $82,080 in the 1998 first quarter. PhoneLine expenses in 1998 exceeded CardCaller 1997 expenses by $85,568 since CardCaller was included for only one month in the 1997 quarter. Expansion of European operations increased 1998 expenses by $54,253, and newly acquired Muller incurred $12,865. Administrative expenses at the parent level primarily accounted for the balance of the increase as the Company has grown and became more globally diverse. Travel costs ($30,000) and establishing a west coast presence ($26,000) are the largest increases.

                                          1998       1997
                                          ----       ----
Salaries and Compensation                $512,937   $ 40,255
-------------------------

Salaries were $473,000 higher in the 1998 first quarter. Of the increase, $156,000 was associated with the European operations which were not operational in 1997 and $133,000 was due to corporate staff increases. Newly acquired Edge and Muller account for $67,000 and $30,000 respectively. Increases are also associated with CyberFax and PhoneLine (2 companies) versus CardCaller Canada alone in 1997.

                                         1998        1997
                                         ----        ----
Professional and Consulting Fees      $322,609     $ 92,510
--------------------------------

Professional and consulting fees increased approximately $230,000 over 1997 levels. Acquisitions, dispositions and general corporate growth all contributed to an increase of $180,000. Newly acquired Edge and Muller account for $25,000. PhoneLine 1998 costs exceed CardCaller (1 month) 1997 costs by $15,000.

                                          1998       1997
                                          ----       ----
Amortization and Depreciation          $225,222     $17,339
-----------------------------

Amortization and depreciation rose approximately 208,000 in 1998 as compared to the 1997 first quarter. Amortization in 1998 of goodwill associated with CyberFax of $12,500, Muller of $24,000, CardCaller of $50,000, Travel Source $1250, and Edge of $56,858 account for most of the increase. The balance is due to depreciation expense on the new companies.

                                        1998        1997
                                         ----       ----
Interest Income                       $ 18,187     $    25
Interest Expense                      ($77,860)   ($25,582)
---------------

The $18,000 increase in investment income is a result of $13,000 earned by DCI on short-term investments plus $5,000 earnings from Muller Investments.

Interest expense increased $52,000 in 1998. Interest expense on short-term debt borrowed by DCI against the SmarTalk stock resulted in a $72,000 increase. This was partially offset by lower interest for CardCaller Canada which had paid off debt it had in the 1997 first quarter.

                                           1998       1997
                                           ----       ----
Discontinued operations - Alpha              --    ($49,124)
                        - Privilege Card     --     $16,145
                        - CardCall U.K.      --    $ 34,510

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

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: May 10, 1999                By:  Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                    By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer