Form 10QSB/A
period 1998-09-30
DCI TELECOMMUNICATIONS INC
filed 1999-05-11
CIK 769852

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

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet September 30, 1998                               3

       Statements of Operations
        Six Months Ended September 30, 1998 and 1997
        Three Months Ended September 30, 1998 and 1997                4

       Statements of Cash Flow
        Six Months Ended September 30, 1998 and 1997                  5

       Notes to Unaudited Financial Statements
        September 30, 1998                                            6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 12

PART II
       Other Information                                              18

       Signatures                                                     20

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                       September 30
          ASSETS                                            1998

Current Assets:
    Cash                                                 $2,696,536
    Restricted cash                                          34,475
    Investments                                              43,675
    Accounts receivable                                   4,649,693
    Receivable from SmarTalk                                650,000
    Prepaid expenses                                        140,700
    Inventory                                             1,138,515
                                                          ---------
Total Current Assets                                      9,353,594

Fixed Assets                                              1,862,064
Less: Accumulated depreciation                              312,541
                                                          ---------
Net Fixed Assets                                          1,549,523
                                                          ---------
Accounts receivable                                         919,171
Deferred costs                                              711,561
Deposits                                                     94,661
Other investments                                            35,256
Other Assets
   -    costs in excess of
      net assets acquired:
     CardCall International                              3,818,476
     Muller Media                                        1,266,626
     CyberFax                                            1,033,975
     Travel Source                                           86,379
     Edge Communications                                 6,823,586
                                                         ----------
                                                         13,029,042
Less: Accumulated amortization                              424,286
                                                         ----------
Net other assets                                         12,604,756
                                                         ----------
Total Assets                                            $25,268,522
                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                $5,398,113
    Preferred stock dividend                                720,225
    Deferred Revenue                                        873,087
    Due to shareholders                                     137,939
    Income Taxes Payable                                    152,100
                                                         ----------
Total Current Liabilities                                 7,281,464

Long term accounts payable                                  666,000
Long Term Debt                                              136,495
Due to joint venture partner                                677,076
                                                          ---------
Total Liabilities                                         8,761,035
                                                         ----------
Minority interests                                           14,400

Redeemable, convertible preferred stock,
  $1,000 par and redemption value, 2,000,000
  shares authorized, 2,510 shares issued and
  outstanding                                            2,510,050

Commitments and Contingencies

Shareholders' Equity:
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
     21,677,802 shares issued and outstanding                 2,168
    Paid in capital                                      16,455,551
    Treasury Stock (1,155,000 shares at cost)            (1,104,378)
    Currency translation adjustment                         ( 4,949)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                            (1,365,355)
                                                          ---------
Total Shareholders' Equity                               13,983,037
                                                         ----------
Total Liabilities and Shareholders' Equity              $25,268,522
                                                        ===========

         See Accompanying Notes to Consolidated Financial Statements





                                    3(a)

                      DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                              Three Months Ended      Six Months Ended
                                September 30,           September 30,
                              1998         1997       1998         1997

  Travel Service Sales     $  286,760  $  280,987  $  617,822  $ 579,400
  Product Sales            10,701,318   1,304,524  15,303,052  1,746,721
                          ----------  ----------  ---------- -----------
  Net Sales                10,988,078   1,585,511  15,920,874  2,326,121


  Cost of Sales - Travel      280,055     240,758     564,949    521,791
                - Product   9,571,269   1,128,963  13,677,252  1,502,979
                           ----------   ---------   --------- ----------
  Total Cost of Sales:      9,851,324   1,369,721  14,242,201  2,024,770

    Gross Profit            1,136,754     215,790   1,678,673    301,351

 Selling, General &
  Admin. Expenses             837,601     162,777   1,270,785    277,156
 Salaries and
  Compensation                650,366     362,692   1,163,303    402,947
 Amortization &
  Depreciation                206,479        (876)    431,701     16,463
 Professional and
    Consulting Fees           112,775     171,495     435,384    264,005
                            ---------    --------   --------- ----------
                            1,807,221     696,088   3,301,173    960,571

 Income (Loss)
   from Operations         (  670,467)   (480,298) (1,622,500)  (659,220)

Other Income and (Expense):
  Interest Expense            (11,560)    (37,758)    (89,420)   (63,340)
  Interest Income              24,746       1,011      42,933      1,036
                            ---------  ----------   ---------  ---------
                               13,186     (36,747)    (46,487)   (62,304)

  Net (Loss) - Continuing
               Operations  (  657,281)   (517,045) (1,668,987)  (721,524)

Minority interest              15,214          --      12,001         --

Loss from discontinued computer
  board operations                 --    (509,834)         --   (558,958)

Loss from discontinued PEL
   operations                             (28,468)               (12,323)


Discontinued prepaid phone
  card segment - U.K.                    (585,775)         --   (551,265)

  Net Income (Loss)        (  642,067) (1,641,122) (1,656,986)(1,844,070)

  Preferred dividend         (312,400)   (195,353)   (856,351)  (204,538)
                           ----------   ---------   ---------  ---------
                           (  954,467) (1,836,475) (2,513,337)(2,048,608)


 Basic and diluted Net
  Income (Loss) per share
   - continuing operations     ($.04)     ($.07)      ($.13)     ($.10)
   - discontinued operations      --      ($.12)         --      ($.13)
                               -----     ------      ------    -------
Net Income (Loss)
   per common share            ($.04)    ($ .19)      ($.13)     ($.23)

  Weighted average common
   shares outstanding     21,563,583  9,753,850  19,550,438   8,938,213

     See Accompanying Notes to Consolidated Financial Statements

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Six Months Ended
                                                 September 30,
                                               1998          1997
Cash flows from (used in) operating activities:
Net loss from continuing operations       ($1,656,986)     ($733,847)
Adjustment to reconcile net loss from
 continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization         431,701         16,463
        Stock issued for services                  --            800
        Minority interest                      12,001             --

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                        25,771           (500)
        Accounts receivable                (1,682,884)      (781,375)
        Inventory                          (  936,083)        (1,466)
        Deposits                              (27,344)        (7,053)
        Prepaid expenses and deferred costs  (434,561)            --

     Increase (Decrease) in:
        Accounts payable and
          accrued expenses                    513,783        327,921
        Income Taxes                           13,700             --
        Deferred revenue                      440,109             --
                                             --------       --------
           Total Adjustments               (1,643,807)      (445,210)
                                             --------       --------
Net cash (used in) operating activities    (3,300,793)    (1,179,057)
                                             --------       --------

Cash flows from (used in) investing activities:
        Additions to fixed assets            (475,495)       (17,468)
        Investment in CardCall International       --       (110,000)
        Cash acquired with acquisition      1,548,947             --
        Investment in Muller Media         (2,000,000)            --
                                             --------       --------
Net cash from (used in) investing
    activities                               (926,548)      (127,468)
                                             --------       --------

Cash flows from (used in) financing activities:
        Proceeds from stock
          options exercised                   432,007         44,463
        Purchase of treasury stock         (  355,318)       (85,000)
        Due to joint venture                  677,076             --
        Payment of notes payable           (4,938,942)            --
        Increase in long term debt            101,320             --

        Proceeds from sale of
          preferred stock                   2,750,000      1,350,000
        Common stock dividend                (203,962)            --
        Advances from shareholders           (368,058)       370,696
        Sale of equity securities           8,124,761             --
                                             --------       --------
Net cash from financing activities          6,218,884      1,680,159
                                             --------       --------

Net cash used in discontinued operations           --       (443,349)

Net increase (decrease) in cash             1,991,543        (69,715)

Cash, beginning of year                       704,991        350,468
                                           ----------      ---------
Cash, end of period                        $2,696,534     $  280,753


                                              Six Months Ended
                                                 September 30,
                                             1998           1997

Supplemental disclosures of cash flow information:

Cash paid for interest                      $91,000       $  97,000

Non cash investing and financing transactions:
     Acquisitions by stock issuance:
        CardCall International                   --      $6,956,000
        CyberFax                                 --      $1,033,975
        Edge Communications              $6,823,586              --
     Preferred stock dividends             $856,351      $  204,538
     Stock issued for liabilities                --       $  40,000


     See Accompanying Notes to Consolidated Financial Statements

                                  5(a)

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements September 30, 1998



NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain restatements of prior year numbers have been made to conform to the current years presentations and to account for discontinued operations.

In addition, as a result of inquiries from the Securities and Exchange Commission this form 10QSB/AA has been restated to account for the acquisition of Edge Communications on April 30, 1998 using the purchase method of accounting rather than the pooling of interest method. The calculation of the preferred dividend has also been revised.

                                                Six Months Ending
                                                   September 30
                                                 1998          1997
                                                 ----          ----
Revenue, as previously reported              $17,012,920   $5,847,058

Adjustments for Edge                          (1,092,046)  (3,251,756)

Restated revenue                              15,920,874    2,595,302

Net income (loss) as previously reported      (2,148,733)  (2,037,892)
Net change in income as a result of
 restatement,                                   (364,604)   (  10,716)

Restated net income (loss)                   $(2,513,337) $(2,048,608)

Earnings (loss) per share
 as previously reported,                      $    (.11)   $   ( .15)

Net change in as a result
 of restatement,                                   (.02)        (.08)

Restated net earnings (loss)                  $    (.13)   $    (.23)
 per share

                                               Three Months Ending
                                                   September 30
                                                 1999 1997
                                                 ----          ----
Revenue, as previously reported              $10,988,078   $3,220,486

Adjustments for Edge                                  --   (1,365,794)

Restated revenue                              10,998,078    1,854,692

Net income (loss) as previously reported      (1,272,021)  (1,880,707)
Net change in income as a result of
 restatement,                                   (317,554)      44,232

Restated net income (loss)                   $(  954,467) $(1,836,475)

Earnings (loss) per share
 as previously reported,                      $    (.06)   $   ( .13)

Net change in as a result
 of restatement,                                   (.02)        (.06)

Restated net earnings (loss)                  $    (.04)   $    (.19)
 per share


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



The transaction was initially recorded under the purchase method of accounting, effective April 1, 1997, however the Securities and Exchange Commission has ruled that the effective acquisition date is May 29, 1997. The total purchase price includes the $1,610,000 in cash, $2,545,000 assigned value for the stock options, and assumption of net liabilities of $2,801,000. Goodwill was recorded at $6,956,000. The financial statements include the results of operations of CardCall since May 29, 1997, the effective date of acquisition. The goodwill is being amortized over 20 years. The stock offering agreement called for the exchange of shares by DCI in the acquisition of CardCall. A condition in the offer was that the number of DCI shares to be issued would be reduced on a share for share basis by the difference between 545,455 and the actual number of shares issued in the Series C preferred stock conversion. There was no value assigned to the common stock that would be distributed per the offering agreement as these shares were not issued due to the number of common shares issued in the conversion of the series C preferred stock to common stock. There was no value assigned to the common stock warrants as the exercise price of $4 was greater than the market value of the common stock. The Company valued the options issued at $.30 per option ($.50-.20 exercise price). The difference ($1.60) between the exercise price, $.20 and the stock valuation price of $1.80 was reduced by $1.30 for a 50% dilution factor, a 10% factor because the shares issued upon exercise of the options would be restricted and a 10% factor based upon the time from when the shares could be exercised and tradable.

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

                              Six Months Ending     Three Months Ending
                                 September 30,          September 30,
                             1998          1997        1998       1997
                             ----          ----        ----       ----

Net sales              $17,335,848    $ 8,254,629 $10,988,078 $3,400,275
                       -----------     ---------- -----------  ---------
Income (loss):
 Continuing operations $(1,980,973)  $ (1,637,846)  $(833,665) $(885,299)
 Discontinued operations        --     (1,110,223)         -- (1,111,953)
                      ------------   ------------  -----------  ---------
Net income (loss) before
 preferred dividends   $(1,980,973)   $(2,748,069) $(833,665)$(1,997,252)
                          ========       ========  ========= ===========
Net income (loss) per share:
  Continuing operations  $   (.12)     $     (.09)     $(.05)      $(.06)
  Discontinued operations      --            (.05)        --        (.06)
                         --------     -----------  ---------  ----------
     Net income (loss)    $  (.12)      $    (.14)     $(.05)      $(.12)
                         ========       =========  =========  ==========
Weighted average shares
  outstanding          24,466,441      20,076,624 24,386,441  18,746,856
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



During the quarter ended June 30, 1998 the Company acquired Edge Communications, Inc. This acquisition gave the Company a meaningful entrance into the U.S. prepaid phone card market. Edge had sales of $8,780,000 for the twelve months ended March 31, 1998 and has been sustaining rapid growth in the last several months. Edge was accounted for as a purchase.

Also in the quarter ending June 30, 1998, the Company completed the acquisition of Muller Media by paying $2,000,000 in cash to the former
Muller  shareholders,  and received back 800,000  shares  of  DCI  stock.
Muller is a distributor of motion pictures and had sales totaling $2,722,000 for the twelve months ending March 31, 1998.



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

Consolidated Results of Operations
----------------------------------

Changes reflected in the following analysis that refer to PhoneLine are gross changes. It should be noted that the Company owns 60% of the PhoneLine.



                                           Six Months Ended
                                             September 30,
                                            1998         1997
                                            ----         ----
Net Sales                              $15,920,874  $ 2,326,121
---------

Net sales increased $13,594,753 in the 1998 six months compared to the comparable 1997 period. Edge sales of prepaid phone cards since May 1, 1998 contributed $11,620,000 due to rapid growth and new contracts. Muller Media, which was acquired as of June 9, 1998, accounted for approximately $1,098,000 of the increase. The prepaid phone card sales of PhoneLine in 1998 exceeded CardCaller Canada 1997 sales by $725,000 in the first six months principally due to the fact that CardCaller was only included for four of the first six months of 1997. Travel Source sales were up $39,000 in 1998, and European sales were up $113,000.

                                           1998        1997
                                           ----        ----
Cost of Sales                          $14,242,201  $2,024,770
-------------

Cost of sales in 1998 exceeded 1997 by approximately $12,217,431. Edge cost of sales since May 1, 1998 resulted in $10,724,000 of the increase. Costs associated with the recently acquired Muller Media accounted for $741,000 of the increase. PhoneLine 1998 costs exceeded CardCaller Canada by $587,000 due to CardCaller's May 29, 1997 acquisition date. Cost of sales for European operations were up $122,000 on increased sales and Travel Source was up $43,000 on increased sales.


                                               1998        1997
                                             --------    --------
Selling, General & Administration Expense  $1,270,785    $277,156
-----------------------------------------

Selling,  general  and administrative increased $994,000  over  the  1997 period. CyberFax costs increased $173,000 principally due to higher research and development costs as its product got closer to market.
Expenses of the newly acquired Muller contributed $120,000 to the increase. Increased operations in Europe added $70,000 to the increase. SG&A expenses of PhoneLine, a much larger operation than CardCaller Canada in 1997, accounted for $114,000 increased costs. SG&A expenses of DCI corporate and Edge increased $517,000 due to the large growth of both organizations and Edge was not included in 1997 results.

                                          1998        1997
                                          ----        ----
Salaries and Compensation             $1,163,303   $ 402,947
-------------------------

Salaries increased $760,356 over 1997 levels. Salaries at the corporate level increase $211,000 due to wage increases and additional personnel added due to growth. The acquisition of Muller accounts for $133,000 of the increase. Salaries in Europe have increased $146,000 as operations have now increased. Salaries at Edge were $195,000 since its acquisition on April 30, 1998. PhoneLine salaries exceeded CardCaller 1997 salaries by $75,000 due to CardCaller's May 29, 1997 acquisition date.

                                          1998       1997
                                          ----       ----
Amortization and Depreciation          $431,701     $16,463
-----------------------------

The $16,463 in 1997 represents depreciation expense for continuing operations. Included in 1998 is depreciation of $116,000, amortization of Travel Source goodwill of $2,500, Muller goodwill of $48,000, CyberFax goodwill of $25,000, CardCaller Canada goodwill of $100,000 and Edge goodwill amortization of $142,000.


                                         1998        1997
                                         ----        ----
Professional and Consulting Fees      $435,384     $264,005
--------------------------------

Professional fees increased $171,000 over the 1997 period. Professional fees at PhoneLine were $71,000 higher than CardCaller Canada's 1997 charges principally due to the start up of the new joint venture and the fact that CardCaller was only included for four months in 1997. Edge professional fees amounted to $65,000 due to its dramatic growth. Legal and accounting fees of the newly acquired Muller and increased corporate fees due to rapid growth principally account for the remaining difference.


                                        1998        1997
                                         ----       ----
Interest Expense                      ($89,420)   ($63,340)
Interest Income                        $42,933     $ 1,036
---------------

Interest expense increased principally due to corporte borrowing earlier in the year.

The $42,000 increase in interest income is a result of $22,000 earned by DCI on short term investments plus $20,000 of interest earned on short-term investments of the newly acquired Muller Media.

                                           1998       1997
                                           ----       ----
Discontinued operations - Computer Board     --    ($558,958)
                        - Prepaid Phone
                            Card - UK        --    ($551,265)
                         - P.E.L.            --    ($ 12,323)

The computer board loss in 1997 reflects the discontinuance of the Alpha Products division at September 30, 1997. Included in the loss was the write-off of unamortized customer base totaling $493,000. The prepaid phone card discontinued loss was due to a non-compete clause in the 1997 distribution contract sale to Smartalk for $9,000,000, which necessitated the shut-down of the UK phone card operations. P.E.L. operations were discontinued in the last quarter of the fiscal 1998 year.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 19

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

                                      DCI TELECOMMUNICATIONS, INC.
                                              (Registrant)


Dated: May 11, 1999                By: Joseph J. Murphy
                                        ----------------
                                        Joseph J. Murphy
                                        President

                                        By: Russell B. Hintz
                                        ----------------
                                        Russell B. Hintz
                                        Chief Financial Officer