Form 10QSB/A
period 1998-12-31
DCI TELECOMMUNICATIONS INC
filed 1999-05-12
CIK 769852

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

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


     PART I  FINANCIAL INFORMATION

       Balance Sheet December 31, 1998                                3

       Statements of Operations
        Nine Months Ended December 31, 1998 and 1997
        Three Months Ended December 31, 1998 and 1997                 4

       Statements of Cash Flow
        Nine Months Ended December 31, 1998 and 1997                  5

       Notes to Unaudited Financial Statements
        December 31, 1998                                             6

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 13

PART II
       Other Information                                              19

       Signatures                                                     21

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)

                                                       December 31
          ASSETS                                            1998

Current Assets:
    Cash                                                 $2,112,629
    Investments                                              42,000
    Accounts receivable                                   4,817,207
    Receivable from SmarTalk                                650,000
    Prepaid expenses                                        264,492
    Inventory                                               504,417
                                                          ---------
Total Current Assets                                      8,390,745

Fixed Assets                                              1,716,693
Less: Accumulated depreciation                              326,741
                                                          ---------
Net Fixed Assets                                          1,389,952
                                                          ---------
Accounts receivable                                       1,027,074
Deferred costs                                              466,810
Deposits                                                    202,937
Other investments                                            37,142
Master Service Agreement                                 15,671,875

Other Assets
   -    costs in excess of
      net assets acquired:
     CardCall International                              3,818,476
     Muller Media                                        1,266,626
     CyberFax                                            1,033,975
     EDGE                                                6,823,586
     Travel Source                                           86,379
                                                         ----------
                                                         13,029,042
Less: Accumulated amortization                              573,964
                                                         ----------
Net other assets                                         12,455,078
                                                         ----------
Total Assets                                            $39,641,613
                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                $4,911,484
    Preferred stock dividend                                701,850
    Deferred Revenue                                        641,870
    Due to shareholders                                     130,127
    Income Taxes Payable                                          0
                                                         ----------
Total Current Liabilities                                 6,385,331

Long term accounts payable                                  776,339
Long Term Debt                                              128,041
Deferred Income Taxes                                             0
Due to joint venture partner                                664,451
                                                          ---------
Total Liabilities                                         7,954,162
                                                         ----------
Minority interests                                         (148,505)

Redeemable, convertible preferred stock,
  $1,000 par and redemption value, 2,000,000
  shares authorized, 2,312 shares issued and
  outstanding                                             2,312,500

Commitments and Contingencies

Shareholders' Equity:
    Common stock, $.0001 par value,
     500,000,000 shares authorized,
     28,557,376 shares issued and outstanding                 2,855
    Paid in capital                                      32,696,103
    Treasury Stock (1,155,000 shares at cost)            (1,127,439)
    Currency translation adjustment                         (47,043)
    Retained earnings subsequent to 12/31/95, date of
       quasi-reorganization (total deficit
       eliminated $4,578,587)                            (2,001,020)
                                                          ----------
Total Shareholders' Equity                               29,523,456
                                                         ----------
Total Liabilities and Shareholders' Equity              $39,641,613
                                                        ===========

         See Accompanying Notes to Consolidated Financial Statements



                                    3(a)

                      DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                              Three Months Ended      Nine Months Ended
                                December 31,            December 31,
                              1998         1997       1998         1997

  Travel Service Sales     $  319,473  $  213,644  $  937,295  $ 793,044
  Product Sales            10,773,937     636,719  26,076,989  2,383,440
                           ----------  ----------  ---------- ----------
  Net Sales                11,093,410     850,363  27,014,284  3,176,484

  Cost of Sales - Travel      285,970     220,523     850,919    742,314
                - Product   9,705,229     502,766  23,382,481  2,005,745
                           ----------   ---------  ---------- ----------
  Cost of Sales -           9,991,199     723,289  24,233,400  2,748,059

    Gross Profit            1,102,211     127,074   2,780,884    428,425

 Selling, General &
  Admin. Expenses             706,752     154,113   1,977,537    431,269
 Salaries and
  Compensation                686,687      35,705   1,849,990    438,652
 Amortization &
  Depreciation                265,907      10,733     697,608     27,196
 Professional and
    Consulting Fees           317,121      55,440     752,505    319,445
                            ---------    --------   --------- ----------
                            1,976,467     255,991   5,277,640  1,216,562

 Income (Loss)
   from Operations         (  874,256)   (128,917) (2,496,756)(  788,137)

Other Income and (Expense)    102,087      58,667      55,600     (3,637)

Minority Interest             136,504          --     148,505         --

  Net (Loss) - Continuing
               Operations  (  635,665)   ( 70,250) (2,292,651)(  791,774)

Loss from discontinued computer
  board operations                 --    (    882)         --   (559,840)

Gain from prepaid
   phone card contract             --   3,078,421          --  3,078,421

Discontinued prepaid phone
  card segment - U.K.              --    ( 96,683)         --   (647,948)

Discontinued operations PEL        --    (219,114)         --   (231,437)

  Net Income (Loss)        (  635,665)  2,691,492  (2,292,651)   847,422

  Preferred dividend         ( 46,500)   (164,838)   (902,851)  (369,376)
                           ----------   ---------   ---------  ---------
                           (  682,165)  2,526,654  (3,195,502)   478,046


 Basic and diluted Net
  Income (Loss) per share
   - continuing operations     ($.03)     ($.02)      ($.15)     ($.12)
   - discontinued operations      --       $.23          --       $.16
                               -----     ------      ------    -------
Net Income (Loss)
   per common share            ($.03)     $ .21       ($.15)      $.04

  Weighted average common
   shares outstanding     25,008,134 12,169,709  21,369,670 10,015,378

     See Accompanying Notes to Consolidated Financial Statements



                                   4(a)

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Nine Months Ended
                                                  December 31,
                                               1998          1997
Cash flows from (used in) operating activities:
Net loss from continuing operations       ($2,292,651)    (  791,774)
Adjustment to reconcile net loss from
 continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization         697,608         27,196
        Stock issued for services                  --            800
        Minority interest                    (148,505)            --

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                        60,246             --
        Accounts receivable                (1,985,096)      (541,184)
        Inventory                            (476,943)           812
        Deposits                             (135,624)         2,894
        Prepaid expenses and deferred costs  (313,602)       (96,623)

     Increase (Decrease) in:
        Accounts payable and
          accrued expenses                    404,426        118,677
       Deferred revenue                       208,892           --
                                             --------       --------
           Total Adjustments               (1,688,598)      (487,428)
                                             --------       --------
Net cash (used in) operating activities    (3,981,249)    (1,279,202)
                                             --------       --------

Cash flows from (used in) investing activities:
        Additions to fixed assets            (565,872)       (43,472)
        Investment in CardCall International       --       (110,000)
        Cash acquired with acquisition      1,548,947)
        Investment in Muller Media         (2,000,000)
                                             --------       --------
Net cash from (used in) investing
    activities                             (1,016,925)      (153,472)
                                             --------       --------

Cash flows from (used in) financing activities:
        Proceeds from stock
          options exercised                   690,527        105,094
        Purchase of treasury stock           (378,379)       (85,000)
        Due to joint venture                  644,451             --
        Payment of notes payable           (4,938,942)
        Increase in long term debt             93,226         77,310

        Proceeds from sale of
          preferred stock                   2,750,000      2,250,000
        Common stock dividend                (203,962)            --
        Advances from shareholders           (375,870)      (255,472)
        Sale of equity securities           8,124,761             --
                                             --------       --------
Net cash from financing activities          6,405,812      2,091,932
                                             --------       --------

Net cash used in discontinued operations           --       (671,390)

Net increase (decrease) in cash             1,407,638        (12,132)

Cash, beginning of year                       704,991        350,468
                                           ----------      ---------
Cash, end of period                        $2,112,629     $  338,336


                                              Nine Months Ended
                                                 December 31,
                                             1998           1997

Supplemental disclosures of cash flow information:

Cash paid for interest                      $83,000       $  43,000

Non cash investing and financing transactions:
     Acquisitions by stock issuance:
        CardCall International                   --      $6,956,000
        CyberFax                                 --      $1,033,975
        Edge                              6,823,586
     Preferred stock dividends             $902,851      $  369,376
     Stock issued for liabilities                --       $  40,000


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

                                                Nine Months Ending
                                                   December 31
                                                 1998          1997
                                                 ----          ----
Revenue, as previously reported              $28,106,330   $8,020,695

Adjustments for Edge and PEL as a             (1,092,046)  (4,844,211)
 discontinued operation

Restated revenue                              27,014,284    3,176,484

Net income (loss) as previously reported      (2,827,954)     509,784
Net change in income as a result of
 restatement,                                   (367,548)   (  31,738)

Restated net income (loss)                   $(3,195,502) $   478,046

Earnings (loss) per share
 as previously reported,                      $    (.13)   $     .04

Net change as a result
 of restatement,                                   (.02)         .01

Restated net earnings (loss)                  $    (.15)   $     .05
 per share

                                               Three Months Ending
                                                    December 31
                                                1998           1997
                                                 ----          ----
Revenue, as previously reported              $11,093,410   $2,173,637

Adjustments for Edge and PEL as a
 discontinued operation                               --   (1,323,274)

Restated revenue                              11,093,410      850,363

Net income (loss) as previously reported      (  679,221)   2,547,676
Net change in income as a result of
 restatement,                                   (  2,944)     (21,022)

Restated net income (loss)                   $(  682,165) $ 2,526,654

Earnings (loss) per share
 as previously reported,                      $    (.03)   $   ( .15)

Net change as a result
 of restatement,                                   (.02)         .06

Restated net earnings (loss)                  $    (.04)   $     .21
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



At the closing, the shares of Muller were transferred to DCI, and DCI shares were issued to Muller shareholders and then placed with escrow agents. This was done to facilitate a "put" option which could only be exercised by Muller subsequent to the closing under the put option. DCI must repurchase the shares for $3,000,000 if Muller exercised the "put" option, which commenced on the earlier of 120 days from December 27, 1996, unless an extension was requested by DCI, which Muller could not unreasonably withhold, or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. Extensions were granted by Muller through June 3, 1998. The selling stockholders had an option to keep DCI stock or accept up to $3,000,000 in cash from DCI. The transaction was initially recorded under the purchase method of accounting, effective November 26, 1996, the date of the stock purchase agreement. The Securities and Exchange Commission has ruled that the effective acquisition date is June 9, 1998.



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

                              Nine Months Ending     Three Months Ending
                                 December 31,           December 31,
                             1998          1997        1998       1997
                             ----          ----        ----       ----

Net sales              $28,432,534    $11,297,635 $11,096,683 $3,043,006
                       -----------     ---------- -----------  ---------
Income (loss):
 Continuing operations $(2,935,993)  $ (2,547,583)  $(955,562) $(909,773)
 Discontinued operations        --      1,870,633          --  2,980,856
                      ------------   ------------  -----------  ---------
Net income (loss) before
 preferred dividends   $(2,935,993)  $(  676,950) $(955,562)$ 2,071,083
                          ========       ========  ========= ===========
Net income (loss) per share:
  Continuing operations  $   (.15)     $     (.14)     $(.04)      $(.05)
  Discontinued operations      --             .09         --         .15
                         --------     -----------  ---------  ----------
     Net income (loss)    $  (.15)      $    (.05)     $(.04)      $ .10
                         ========       =========  =========  ==========
Weighted average shares
  outstanding          25,063,178      20,297,414 26,256,652  20,783,993
                       ==========       ========= ==========  ==========

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

Consolidated Results of Operations
----------------------------------

                                           Nine Months Ended
                                             December 31,
                                            1998         1997
                                            ----         ----
Net Sales                              $27,014,284  $ 3,176,484
---------

Net sales increased $23,837,800 in the 1998 nine months compared to the comparable 1997 period. Edge sales of prepaid phone cards since its April 30, 1998 acquisition amounted to $19,660,000 due to rapid growth and new contracts. Muller Media, which was acquired as of June 9, 1998, accounted for approximately $2,295,000 of the increase. The prepaid phone card sales of PhoneLine in 1998 exceeded CardCaller Canada 1997 sales by $1,212,000. Travel Source sales were up $137,000 in 1998, and European sales were up $534,000.

                                           1998        1997
                                           ----        ----
Cost of Sales                          $24,233,400  $2,748,059
-------------

Cost of sales in 1998 exceeded 1997 by approximately $21,485,000. Edge cost of sales associated with sales since acquisition noted above resulted in $18,259,000 of the increase. Costs associated with the recently acquired Muller Media accounted for $1,608,000 of the increase. PhoneLine 1998 costs exceeded CardCaller Canada by $1,049,000. Cost of sales for European operations were up $469,000 on increased sales. Travel Source costs increased $100,000 on increased sales.

                                               1998        1997
                                             --------    --------
Selling, General & Administration Expense  $1,977,537    $431,269
-----------------------------------------

Selling, general and administrative increased $1,546,000 over the 1997 period. CyberFax costs increased $75,000 principally due to higher research and development costs as its product got closer to market.
Expenses of the newly acquired Muller contributed $182,000 to the increase. Increased operations in Europe added $135,000 to the increase. SG&A expenses of PhoneLine, a much larger operation than CardCaller Canada in 1997, accounted for $406,000 increased costs. In addition,
CardCaller Canada was only owned for seven months of the 1997 period. SG&A expenses of Edge since acquisition were $468,000. Corporate increased account for the balance.

                                          1998        1997
                                          ----        ----
Salaries and Compensation             $1,849,990  $ 438,652
-------------------------

Salaries increased $1,411,000 over 1997 levels. Salaries at the corporate level increase $257,000 due to wage increases and additional personnel added due to growth. The acquisition of Muller accounts for $373,000 of the increase. Salaries in Europe have increased $205,000 as operations have now increased. Salaries at Edge have amounted to $382,000 principally due to expanded operations. PhoneLine nine month salaries were $90,000 higher than CardCallers 1997 seven months.

                                          1998       1997
                                          ----       ----
Amortization and Depreciation          $697,608     $27,196
-----------------------------

The $27,000 in 1997 represents depreciation expense for continuing operations. Included in 1998 is depreciation of $206,910, amortization of Travel Source goodwill of $3,750, Muller goodwill of $72,000, CyberFax goodwill of $37,500, CardCaller Canada goodwill of $150,000 and Edge goodwill amortization of $227,448.

                                         1998        1997
                                         ----        ----
Professional and Consulting Fees      $752,505     $319,445
--------------------------------

Professional fees increased $433,000 over the 1997 period. Professional fees at corporate were $278,000 higher than 1997 charges principally due to outside legal charges as the Company expands and additional accounting charges for restatements. Edge professional fees amounted to $103,000 due to its dramatic growth. Legal and accounting fees of the newly acquired Muller and increased CyberFax fees principally account for the remaining difference.

                                        1998        1997
                                         ----       ----
Interest Expense                      ($80,669)   ($ 7,913)
Interest Income                       $136,269     $ 4,276
---------------                       --------     -------
Net Interest                           $55,600    ($ 3,637)

Interest expense increased in 1998 principally due to corporate short term borrowing earlier in the year.

The $132,000 increase in interest income is a result of $38,000 earned by DCI on short term investments plus $97,000 of interest earned on short-term investments of the newly acquired Muller Media.

                                           1998       1997
                                           ----       ----
Discontinued operations - Computer Board     --    ($559,840)
----------------------- - Prepaid Phone
                            Card - UK        --    ($647,948)
                        - Gain on Phone
                           Card Contract     --   $3,078,421
                        - Privilege Card -
                           PEL                     ($231,437)

The computer board loss in 1997 reflects the discontinuance of the Alpha Products division at September 30, 1997. Included in the loss was the write-off of unamortized customer base totaling $493,000. The prepaid phone card discontinued loss was due to a non-compete clause in the 1997 distribution contract sale to Smartalk for $9,000,000, which necessitated the shut-down of the UK operations. The $3,078,421 phone contract gain is the result of the Smartalk sale. PEL operations were discontinued in the last quarter of fiscal 1998 due to lack of profitability.

                                           1997       1998
                                           ----       ----
Preferred Dividends                     $902,851    $369,376
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 20

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