Form 10-K
period 1999-03-31
DCI TELECOMMUNICATIONS INC
filed 1999-07-01
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-KSB

            Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the fiscal year ended March 31, 1999

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

                            Yes X    No ___
                               ---
The aggregate market value of voting stock held by non-affiliates of the Company was approximately $22,787,270 as of June 28, 1999.

    (Number of shares of Common Stock outstanding as of June 11, 1999)
                               29,843,982

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

At the closing, the shares of Muller and DCI were placed with escrow agents. This was done to facilitate a put option which could only be exercised by Muller subsequent to the closing. DCI must repurchase the shares for $3,000,000 if Muller exercised the put option, which commenced on the earlier of 120 days from December 27, 1996, unless an extension was requested by DCI, which Muller could not unreasonably withhold, or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. Extensions were granted by Muller through June 3, 1998. The selling stockholders had an option to keep DCI stock or accept up to $3,000,000 in cash from DCI.

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

CardCall  is  the  parent  company of CardCaller  Canada,  Inc.,  a  Canadian corporation, and CardCall UK Limited, incorporated under the laws of the United Kingdom. CardCall is in the business of designing, developing and marketing, through distributors, prepaid phone cards that provide the cardholder access to long distance service through switching facilities. DCI had previously invested $1,500,000 in CardCall, for which it received $1,200,000 in notes payable 120 days from demand. The remaining $300,000 did not have any stipulated repayment terms. The Company raised this money through the issuance of DCI convertible preferred stock to certain shareholders of CardCall as described in Note 10.

By May 29, 1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4.00 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement, for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. 7,002,406 options to purchase DCI stock at $.20 per share were granted as a result of this transaction. The stock offering agreement called for the exchange of shares by DCI in the acquisition of CardCall. A condition in the offer was that the number of DCI shares to be issued would be reduced on a share for share basis by the difference between 545,455 and the actual number of shares issued in the Series C preferred stock conversion described in Note 10 to the financial statements. There was no value assigned to the common stock that would be distributed per the offering agreement as these shares were not issued due to the number of common shares issued in the conversion of the series C preferred stock to common stock. As of March 31, 1999, 6,681,161 of these options for shares of DCI stock had been exercised.

Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options have restrictions as to when they can be sold ranging from September 1, 1997 to December 1, 1998.

The accompanying financial statements include the results of operations of CardCall International, Inc. since May 29, 1997 date of acquisition under the purchase method of accounting.

On March 25, 1997, the Company acquired the Travel Source LTD through the issue of 29,412 shares valued at $3.40 per share or $100,000. Six months from closing, if DCI shares are less than $3.40 per share, additional shares must be issued to bring the purchase price back to $100,000. In fiscal 1998 the Company issued an additional 13,260 shares in accordance with this provision. The acquisition has been accounted for as a purchase effective March 25, 1997. Travel Source is a travel agency in Rhode Island.

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

The Company in 1998 also established DCI UK, whose name was subsequently changed to DCI Time Europe Limited, a company providing long distance telecommunications in Europe.

On March 31, 1998, the Company and DataWave Systems Inc. (DataWave) formed a joint Venture for the marketing, sale and service of prepaid long distance telephone calling cards in Canada. The joint venture company, named PhoneLine CardCall International, has 100,000 shares outstanding, which are 60% owned by DCI and 40% owned by DataWave Systems, Inc. PhoneLine has six directors: three are nominees of DCI, and three are nominees of DataWave.

Under the terms of the agreement, DataWave and CardCaller Canada, Inc., will contribute all existing Canadian business to the joint venture. In addition DCI contributed $281,000 to the joint venture on March 31, 1998,which is recorded in other investments in the financial statements.

The operation was discontinued in 1999, and is in the process of being placed into insolvency proceedings.

On April 30, 1998 the Company issued 4,385,715 shares of common stock for all of the outstanding shares of Edge Communications, Inc. The acquisition has been accounted for under the purchase method of accounting, effective April 30, 1998. The total purchase price consists of 4,385,715 shares of common stock valued at $6,644,000 and the assumption of the net liabilities of $296,976. Edge is located in Gaithersburg, Maryland and is in the prepaid phone card business. Goodwill of $6,940,974 has been recorded on the transaction and is being amortized over 20 years. The financial statements include the results of operations since April 30, 1998, the date of acquisition.

On November 6, 1998, the Company entered into a merger agreement with Wavetch International. The agreement called for the exchange of common stock on a one share for one share basis, with Wavetech being the surviving company. This agreement was canceled in May 1999.

Discontinued Operations
-----------------------

In September 1997, DCI agreed in principal with SmarTalk Teleservices, Inc. to sell its prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. Under the terms of the contract DCI was to receive $1,000,000 in cash and $ 8,000,000 of SmarTalk stock valued on the closing date. The Company believes that it should have received 355,555 shares of SmarTalk stock based upon the price of the stock on the closing date. DCI received $1,000,000 in cash at the closing and 326,531 restricted shares of SmarTalk common stock. The receivable from SmarTalk in the accompanying balance sheet represents the value of the shares not received as of March 31, 1998. DCI requested registration of the 326,531 shares on March 31, 1998, and disposed of its holdings on May 15, 1998, realizing $8,124,761 of net proceeds. In fiscal 1999 the Company wrote off the $650,000 receivable from SmarTalk since SmarTalk filed for bankruptcy in the current year. The loss of $650,000 is included in 1999 continuing operations.

A non-compete clause in the agreement precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations. The gain on the transaction is $4,792,315 after the write-off of goodwill and other associated expenses. The operation of CardCall UK has been shutdown and is in the process of being liquidated. Management and its legal counsel believe that no liability is required in the accompanying financial statements as a result of the liquidation.

In the second quarter ended September 30, 1997, the Company discontinued the operation of its Alpha Division. Alpha Products was a manufacturer of data acquisition and control products for personal computers. It attempted to compete as a low cost provider using antiquated/outdated technology in a modular setting. However, with the speed at which new technologies are created, and the speed at which their prices are reduced, Alpha's product line was quickly becoming obsolete, even on a cost basis. Without sufficient outlays to upgrade and increase its engineering force coupled with a complete overhaul of its product line and mission, it was not practical to continue the operations on an on-going basis.

A third party assumed certain assets and liabilities of Alpha effective September 30, 1997 for no consideration. Alpha incurred operating losses through September 30, 1997 of $54,480 net of tax benefit of $11,493 which are shown as discontinued operations in the accompanying statement of operations. In addition, a loss on disposition of $337,642 net of tax benefit of $173,936 was recorded, of which $492,985 before tax benefits reflected the write-off of unamortized customer base. There were no remaining assets or liabilities at March 31, 1998.

In December 1997, the Company discontinued the operations of PEL, which had been in the value-added, card-based marketing program business. The Company salvaged the usable office furniture and equipment and abandoned the business. There were no other remaining assets at March 31, 1998 and liabilities amounted to $8,371. PEL incurred operating losses of $169,807 net of tax benefit of $44,630 and a loss on disposition of $90,193 net of tax benefit of $30,204.

On March 30, 1999, DCI sold all of the outstanding shares of common stock of its CyberFax Inc. subsidiary to Carlyle Corporation, a Nevada corporation.
DCI received a $5,000,000 promissory note from Carlyle that is payable on March 30, 2000, and bears interest at 9%, paid and compounded quarterly. Interest payments will be made in shares of Carlyle stock, initially valued at $3 per share. If Carlyle becomes publicly traded, interest payment shares will be revalued at the average closing price for the first 13 weeks of trading. In the event Carlyle does become publicly traded prior to March 30, 2000, DCI has the right to demand payment in full, such payments to be made in Carlyle shares valued at the 13 week average described above.

Under a collateral and security agreement, Carlyle has pledged all the stock of CyberFax that is held by an escrow agent for this note.

The Company has not recognized revenue or profit for this transaction as of March 31, 1999. Revenue and profit will be recognized on the cost recovery method. A loss of $1,098,228 was recorded on this transaction.

CyberFax had sales of $48,145 and operating losses of $404,010 in 1999 before discontinuance of operations.

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

Subsequent Events
-----------------

On May 7, 1999 the Securities and Exchange Commission (SEC) suspended trading in the Company's stock and is performing an investigation under the authority of Section 20(a) of the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934.

Business Activity
-----------------

DCI Telecommunications, Inc. (the Company) is engaged through its operating subsidiaries in long distance telecommunications, prepaid phone cards, media distribution and travel agency services.

The Company through its European subsidiaries, is involved in providing long distance telephone service to businesses and individuals through a private leased line network being established throughout Europe where deregulation in the telecommunications industry is just now being implemented. A leased line network from one country to another is one of the least expensive methods for a small company to gain entry into the long distance business. The Company operates its leased lines on a month to month payment basis. The Company currently owns switches in the UK, Denmark and Spain.

On March 31, 1998, the Company entered a joint venture agreement with DataWave Systems Inc., which combined the assets and operations of the Company's CardCaller Canada subsidiary and DataWave's PhoneLine International subsidiary into a new entity, PhoneLine CardCall International. This joint venture operated during the fiscal year just completed. Recently, DCI took action to dissolve the joint venture with DataWave due to the Company's dissatisfaction with its performance. All future Canadian prepaid phone card operations will be under the control of Edge Communications.

Edge Communications is a prepaid phone card company who sells a complete product line of phone cards through multiple distributors located throughout the United States.

Travel Source operates a full service travel agency providing service to a wide range of individuals and businesses throughout the New England area of the United States.

Muller Media is engaged in the business of purchasing, selling, distributing, licensing and otherwise dealing in the acquisition and transfer of motion picture and other entertainment media principally to major television and cable networks in the United States.

Employees
----------

The Company has 55 employees.

Competition
-----------

The Company has numerous competitors, many with substantially more resources than the Company. Management believes that no single competitor except in long distance services has a dominant market position. Management believes that the Company is able to compete successfully on the basis of product efficiency, reliability, and service to customers as follows:

Long Distance Services

Product Efficiency - The Company is in the business of providing long distance services via leased lines, but utilizes its own switches throughout various countries in Europe. Lines are leased from and competitive tariff rates have been negotiated with various major carriers such as IXC Communication Services, British Telecom, Frontier, Inter-Route and Telefonica de Espana. Intelligent switching equipment automatically utilize least cost routing, based on tariffs to various destinations.

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

PREPAID PHONE CARDS

Product Efficiency - The Company provides prepaid calling cards in the United States and Europe. Company owned switching equipment, combined with negotiated arrangements with various carriers, which may be subject to change from time to time, allow the Company to provide service at extremely competitive rates in each of our geographic markets.

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


ITEM 2 - PROPERTIES

The Company presently has an operating lease agreement for approximately 3,200 square feet of office space in Stratford, Connecticut for its corporate headquarters. Other leased office space includes 1,000 square feet for Travel Source in Kingston, Rhode Island, 800 square feet in each of its UK and Spanish facilities, 800 square feet for Muller Media and approximately 1,200 square feet for Edge Communications in Maryland. All properties are considered in good condition.

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

   1999                         HIGH              LOW
   ----                         -----            ------
First quarter ended
June 30, 1998                  $2.94              $1.31

Second quarter ended
September 30, 1998             $2.81              $0.81

Third quarter ended
December 31, 1998              $4.31              $0.67

Fourth quarter ended
March 31, 1999                 $3.81              $1.88

   1998                         HIGH              LOW
   ----                         ----             ------
First quarter ended
June 30, 1997                 $ 4.00             $ 1.38

Second quarter ended
September 30, 1997            $ 3.38             $ 1.50

Third quarter ended
December 31, 1997             $ 4.63             $ 1.59

Fourth quarter ended
March 31, 1998                $ 2.53             $ 1.59

As of June 11, 1999 there were approximately 5,000 recorded holders of the Company's stock.

The Company has paid modest cash dividends on its Common Stock in the last two years. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefore. The Company intends to retain most of its earnings for the operation and expansion of its business. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Company's Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data
-----------------------

The following table sets forth selected consolidated financial data of the Company for the years ended March 31, 1995 through 1999.

STATEMENT OF OPERATIONS DATA (a)

                                     Years Ended March 31,
                       1999         1998        1997        1996      1995(b)
                       ----         ----        ----        ----       ----
Continuing operations
Net sales and
 other revenue     $34,050,004  $4,487,659   $     --   $      --  $   --

Gross profit         3,125,155     403,061         --          --      --

(Loss) from
  continuing
  operations       (10,425,714) (2,359,479)   (389,024)  (799,468)(1,063,213)

(Loss) from
  discontinued
  operations        (  404,010) (1,154,677)   (153,592)    (53,514)  (32,272)

Gain (loss) on disposal
  of discontinued
  operations        (1,098,228)  4,364,480          --         --        --

Net Income (loss)  (11,927,952)    850,324    (542,516)  (746,324)(1,095,485)

Per share
Continuing operations     (.51)      (.28)        (.09)     (0.43)    (1.89)

Discontinued operations   (.02)      (.11)         .03        .03     (0.06)

Disposal of
  discontinued
  operations              (.05)       .40           --           --      --

BALANCE SHEET DATA

Working capital    $(2,021,520) $2,832,587     $499,127 ($128,670   (247,357)

Total assets        36,738,332 $16,368,954   $2,835,592   666,785  1,564,196

Long-term debt          71,363      35,175       14,016        --         --

Redeemable
 preferred stock     2,312,500    610,050      1,500,000       --         --

Shareholders'
 equity             20,263,981  8,776,152      1,098,920  229,050  1,042,060

Cash dividends
  per shares              0.01       0.01             --       --         --

(a) Includes the results of purchased businesses from acquisition dates. References herein to the years 1995 through 1999 refer to the Company's fiscal years ended March 31.

(b) Adjusted to reflect a one-for-twenty reverse stock split effected January 25, 1995, a forty-for-one split effected March 7, 1996 and a one-for-four hundred reverse split effected March 14, 1996.

Overview
-------

The following review of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements.

Other
----

The Company had inventory of $119,833 at March 31, 1999.

Foreign Exchange
--------------

Through the fiscal year ended March 31, 1999, the Company operated in the United States, Canada, United Kingdom, Spain and Denmark. Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation adjustments have been determined by the Company to be immaterial. There have been no adjustments or modifications made in the financial statements for such foreign currency translation adjustments.

Liquidity and Capital Resources
--------------------------

Year Ended March 31, 1999
-------------------------

At March 31, 1999, the Company had $1,631,186 of unrestricted cash.

In April 1998, the Company issued $3,000,000 of Series F 8% non-voting convertible preferred shares. The shares are convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the 10 days prior to conversion or $4. The securities must be converted into common shares within two years of the issue date. In connection with this offering, 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors.

On May 15, 1998, the Company sold its shares of SmarTalk for $8,124,761 and repaid its note payable of $4,938,942.

The issuance of the preferred stock and the sale of securities were the primary source of cash in 1999.

On June 9, 1998, the Company completed the repurchase of the 800,000 shares issued to Muller shareholders for $2,000,000. See Note 1 to the Financial Statements.

The Company acquired $1,475,000 of cash in the Muller and Edge acquisitions.

Year Ended March 31, 1998
-------------------------

At March 31, 1998, the Company had unrestricted cash of $704,991 and $8,125,000 of common stock of SmarTalk Teleservices, Inc. In September 1997, the Company agreed in principal with SmarTalk Teleservices Inc. to sell DCI's prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. At the closing, DCI received $1,000,000 in cash and was to receive $8,000,000 worth of unregistered shares of SmarTalk. The gain on the transaction was $4,972,315 after write-off of $3,159,973 of goodwill and $787,446 of other expenses associated with the transaction. In order to protect the approximately $8,000,000 worth of SmarTalk stock from the time it was received until it was finally registered, the Company bought put options to sell SmarTalk at various prices at a cost of $775,000. In accordance with the terms of the agreement, on March 31, 1998,the Company requested SmarTalk to register the shares. After receipt of the registered shares, DCI disposed of its holdings on May 15, 1998, realizing $8,124,761. A non-compete clause in the agreement precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, the operations of CardCall UK was shut down and is in the process of being liquidated.

The Company was able to borrow $4,939,000 against its position in SmarTalk stock by March 31, 1998. This was the principal source of funds for operations and capital improvements during the last six months of the fiscal year.

On March 31, 1998, the Company invested $281,080 in its new joint venture, PhoneLine CardCall International, which became operational April 1, 1998. The joint venture company has 100,000 shares outstanding which are 60% owned by DCI and 40% owned by DataWave Systems, Inc. PhoneLine has six directors; three are nominees of DCI, and three are nominees of DataWave. DataWave has an option over the next two years to purchase 9,000 shares for approximately $175,000 from DCI. As the initial contribution to the capital of PhoneLine, DCI provided $280,000, of which $42,000 was payment for PhoneLine shares and $238,000 was a loan to the joint venture. DataWave contributed $448,000, of which $28,000 was payment for PhoneLine shares and $420,000 was a loan to the joint venture. The proceeds from the loans were used to buy certain assets of CardCaller Canada and PhoneLine International (wholly owned subsidiary of DataWave Systems, Inc.). DCI and DataWave each have the right of first refusal upon the other's notification that it wants to sell, assign or transfer all its shares at a stated price.

In addition, during the fiscal year the Company raised $2,450,000 through the issue of several series of convertible preferred stock. At March 31, 1998, all but $610,000 of the preferred stock had converted to common stock.

On January 21, 1998, the Company announced a common stock repurchase program, whereby the Company was authorized to buy back up to $5,000,000 of its common stock. As of March 31, 1998, the Company had bought back 380,500 shares for $374,048, which were put into treasury. The Company purchased 198,000 shares in the year ended March 31, 1999 for $378,378.

As part of the Muller Media transaction, Muller shareholders had a put option, enabled them to put back the 1,200,000 shares of DCI they received at closing to the Company for $3,000,000 in cash. The put option commenced on the earlier of 120 days from December 27, 1996 or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. DCI could request extensions, which Muller could not unreasonably withhold. On March 16, 1998, DCI repurchased 400,000 of such common shares for $1,000,000 and completed the repurchase of the additional 800,000 shares on June 9, 1998 for an additional $2,000,000.

In the year ended March 31, 1998, the Company discontinued operations of its Alpha Products Division, PEL and CardCall UK.

In the years ended March 31, 1999 and 1998, the Company paid $193,462 and $143,715 in common stock dividends.

The ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms.

Results of Operations
---------------------

Year Ended March 31, 1999
-------------------------

In April 1998, CardCaller Canada, which developed and marketed standard prepaid phone cards through an extensive distribution network throughout Canada, was rolled into a joint venture with PhoneLine, a wholly owned subsidiary of DataWave Systems. The joint venture company, named PhoneLine CardCall International, Ltd., was 60% owned by DCI Telecommunications. Due to DCI's dissatisfaction with its performance, the Company took actions to dissolve this joint venture. All future Canadian prepaid phone card operations will be under the control of Edge Communications.

Edge Communications was acquired in April 1998, and quickly fulfilled its potential by realizing substantial gains in both sales and earnings. Since its founding in 1994, this Maryland-based company has been engaged in the prepaid telephone card business. It has achieved success by targeting its marketing activities primarily in urban and ethnic markets throughout the United States. An on-site customer service division is equipped with a state-of-the-art interactive voice response system. It is staffed exclusively with multi-lingual representatives in order to service its customers most efficiently. Edge has successfully marketed different prepaid phone card brands of its own design, customized to specific markets.

In December 1998, through an alliance with IXC Communications, Inc., DCI was elevated to the status of a global carrier. Under the terms of the alliance, IXC acquired a 13% ownership position (4,250,000 shares) in DCI, and DCI was granted a five-year master service agreement to utilize specified IXC facilities to support its expanding long distance business.
Under the agreement, DCI may lease E1 lines from IXC to carry its traffic, including four E1s between Madrid and London and two E1s from London to the United States. DCI will install two new switches in Europe, one in London and the other in Madrid. The existing switch in London will be relocated to either Denmark or Sweden and linked directly to London via dedicated E1 connections. An E1 connection, the European standard that is equivalent to an American T1, is a 32-channel leased line. All of the switches will be utilized. In addition, DCI will lease dedicated lines from IXC to originate traffic in London and terminate in other high-volume countries throughout Europe and the Far East. This affords DCI the needed capacity to ramp up traffic at a quicker pace.

Through  a  February 1999 agreement with Retevision, Spain's  national  cable television service provider, DCI began operating as a Competitive Local Exchange Carrier (CLEC) throughout Spain. The agreement allows DCI to offer its telecommunications services utilizing Retevision's government license as a CLEC. In effect, DCI will become an alternative local carrier to Telefonica de Espana. DCI customers will be able to place phone calls anywhere in Spain at rates that are competitive with and in some cases significantly lower than, those currently obtainable from other carriers. Retevision, based in Madrid, has the capability to provide service throughout the country. By establishing a network of wireless transmission facilities, over which its signal can be broadcast countrywide, it has implemented a creative solution to the costly process of running wire across the mountainous topography that is prevalent throughout much of Spain. This arrangement will also allow DCI to "collect" long distance traffic from anywhere in Spain and route it worldwide while offering significant cost savings to the caller. Retevision's wireless network has been modified to allow DCI to seamlessly transmit its telecommunications services.

In March 1999, DCI sold its CyberFax subsidiary to Carlyle Corporation Group for $5 million. Under the terms of the agreement, DCI received a note that can be converted into shares of a planned initial public offering for CyberFax. The transaction allows management to further concentrate its efforts on developing the Company's strategic shift toward long distance service. The transaction will be recorded at the time the note is paid.

Year Ended March 31, 1998
-------------------------

The airline industry has reduced the percentage of travel agency commission per airline ticket domestically from 10% to 8%, with a maximum commission cap of $50 per round-trip ticket. International air fares have not been effected to date. The Travel Source, Ltd., has increased the use of tour companies and wholesales to compensate for this reduction in revenue. Travel Source has also instituted a service/processing fee on airline tickets of $10 per transaction to offset the loss in commission structure. The further promotion of group tours, cruises and travel packages with value-added features has become more of the focus of restoring and increasing revenue sales.

Beginning mid-summer 1997, CardCaller Canada faced increased competition as a number of new companies entered the Canadian prepaid phone card market. Many of these new companies tried to position themselves as low-cost providers in an attempt to gain market share by reducing prices. This action depressed profitability in this market.

In September 1997, DCI agreed in principal with SmarTalk Teleservices, Inc. to sell its prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. Under the terms of the contract, DCI was to receive $1,000,000 in cash and $8,000,000 of SmarTalk stock valued on the closing date. The Company believes that it should have received 355,555 shares of SmarTalk stock based upon the price of the stock on the closing date. DCI received $1,000,000 in cash at the closing and 326,531 restricted shares of SmarTalk common stock. The receivable from SmarTalk in the accompanying balance sheet represents the value of the shares not received as of March 31, 1998. This receivable was written off in 1999. DCI requested registration of the 326,531 shares on March 31, 1998, and disposed of its holdings on May 15, 1998, realizing $8,124,761 of net proceeds.

A non-compete clause in the agreement precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations. The gain on the transaction is $4,792,315 after the write-off of goodwill and other expenses associated with the transaction. The operation of CardCall UK has been shut down and is in the process of being liquidated. Management and its legal counsel believe that no liability is required in the accompanying financial statements as a result of the liquidation.

In the second quarter ended September 30, 1997, the Company discontinued the operation of its Alpha Division. Alpha Products was a manufacturer of data acquisition and control products for personal computers. It attempted to compete as a low-cost provider using antiquated, outdated technology in a modular setting. However, with the speed at which new technologies are created, and the speed at which their prices are reduced, Alpha's product line was quickly becoming obsolete, even on a cost basis. Without sufficient outlays to upgrade and increase its engineering force coupled with a complete overhaul of its product line and mission, it was not practical to continue the operations.

A third party assumed certain assets and liabilities of Alpha effective September 30, 1997 for no consideration. Alpha incurred operating losses through September 30, 1997 of $54,480 net of tax benefit of $11,493, which are shown as discontinued operations in the accompanying statements of operations. In addition, a loss on disposition of $337,642, net of tax benefit of $173,936, was recorded, of which $492,985 before tax benefits reflected the write-off of unamortized customer base. There were no remaining assets or liabilities at March 31, 1998.

In December 1997, the Company discontinued the operations of PEL, which had been in the value-added, card-based marketing program business. The Company salvaged the usable office furniture and equipment and abandoned the business. There were no other remaining assets at March 31,1998 and liabilities amounted to $8,371. PEL incurred net operating losses of $169,807 and a net loss on disposition of $90,193.

Comparative operating results are as follows:


                                       Years Ended
                                        March 31,
                              1999        1998          1997
                              ----        ----          ----
Net Sales                 $34,050,004  $ 4,487,659     $   -

Net sales increased by approximately $29,600,000 in fiscal 1999, compared to the comparable 1998 period. Edge sales of prepaid phone cards since its April 30, 1998, acquisition amounted to $20,000,000 due to rapid growth and new contracts. Muller Media, which was acquired as of June 9, 1998, accounted for approximately $3,562,000 of the increase. The prepaid phone card sales of PhoneLine in 1999 exceeded CardCaller Canada 1998 sales by $484,000. Travel Source sales were up $213,000 in 1999 and European sales were up $3,147,000 due to new contracts.

With regard to recurring operations, 1998 sales of CardCaller Canada amounted to $3,140,000 for the 10 months of ownership. Travel Source sales were $1,194,000, and the start-up operations in Europe had sales of approximately $154,000. There were no sales from recurring operations in 1997.

                            1999          1998          1997
                            ----          ----          ----
Cost of Sales            $30,924,849   $ 4,084,598      $ --

Cost of sales in 1999 exceeded 1998 by approximately $26,840,000. Edge cost of sales associated with sales since acquisition resulted in $19,233,000 of the increase. Costs associated with newly acquired Muller Media accounted for $2,327,000 of the increase. PhoneLine 1999 costs exceeded CardCaller Canada's by $322,000. Cost of sales for European operations were up $3,095,000 on increased volume. Travel Source costs increased $217,000 on increased sales.

Cost of sales for CardCaller Canada amounted to $2,902,931 in 1998 and Travel Source recorded costs of $1,087,207. Start-up operations in Europe accounted for the balance. There were no costs of sales from recurring operations in 1997.


                                           1999        1998      1997
                                           ----        ----      ----
Selling, General & Administrative       $2,317,082   $903,924  $23,086

Selling, general and administrative expenses in fiscal 1999 increased $1,413,000 over the 1998 period. Expenses of the newly acquired Muller Media contributed $269,000 to the increase. SG&A expenses of PhoneLine, a much larger operation than CardCaller Canada was in 1998, accounted for $235,000 in increased costs. SG&A expenses of Edge since acquisition were $606,000. Expenses in 1999 also include a bad debt write-off of $650,000 due to the bankruptcy of SmarTalk, the company to which DCI sold its distribution contract last year. Corporate increases account for the balance.

SG&A expenses in 1998 increased $951,000 over 1997 levels. CardCaller Canada, acquired May 29,1997, accounted for $288,000 of the increase, while Travel Source, acquired March 25, 1997, registered $55,000 of costs in 1998. SG&A expenses of the new company and DCI UK totaled $185,000, while administrative expenses of the new Denmark and Spain operations totaled $30,000. Rising administrative costs at the corporate level account for the balance.


                             1999         1998       1997
                             ----         ----       ----
Salaries                   $2,385,387    $865,500   $274,584

Salaries in 1999 increased $1,520,000 over 1998 levels. Salaries at the corporate level increased $253,000 due to wage increases and additional personnel added to accommodate growth. The acquisition of Muller Media accounts for $524,000 of the increase. Salaries in Europe have increased $133,000 as operations have now increased. Salaries at Edge have amounted to $492,000, principally due to expanded operations. PhoneLine's nine-month salaries were $110,000 higher than CardCaller's 1998 seven months.

Salaries increased $591,000 in 1998 compared to 1997. The CardCaller Canada acquisition accounted for approximately $170,000, the startup of European operations caused $353,000 of the increase, and Travel Source accounted for $63,000.


                           1999        1998        1997
                           ----        ----        ----
Professional Fees       $1,169,346   $525,755    $76,623

Professional  fees in fiscal 1999 increased $644,000 over  the  1998  period.
Professional fees at corporate were $441,000 higher than 1998 charges principally due to outside legal expenses as the Company expands and additional accounting charges for restatements. Professional fees of newly acquired Edge amounted to $218,000 as a result of its dramatic growth. Legal and accounting fees of the newly acquired Muller Media of $45,000 was more than offset by lower legal fees in Canada.

Professional fees increased $449,000 in 1998. Legal, accounting and other professional fees associated with the newly acquired or formed companies (CardCaller Canada and DCI UK) accounted for $138,000 of the increase. Higher legal, accounting, public relations, stockwatch and other fees at the corporate level generated the balance of the increase.


                                   1999         1998        1997
                                   ----         ----        ----
Amortization and Depreciation   $1,633,366    $353,784     $18,720

The 1999 increase of $1,280,000 is principally due to amortization of the new IXC master service agreement of $784,000 and amortization of goodwill for Edge and Muller of $313,000 and $65,000 respectively. The balance of the increase is due to additional depreciation on new equipment and furnishings.

Amortization and depreciation increased approximately $335,000 in 1998. Amortization by CardCaller Canada of licenses and goodwill totaled $307,000. In addition, increased amortization of goodwill associated with Travel Source amounted to $4,000. Depreciation expense associated with the new companies accounted for the remainder of the increase.


                                  1999         1998       1997
                               ----------   ---------   ------
BAD DEBT EXPENSE               $2,281,944   $ 70,482    $  --

Bad debt expense increased in 1999 compared to 1998 due to the increase in operations and the write-off of approximately $1,800,000 from two customers.

Bad debt expense increased in 1998 from 1997 due to an increase in sales and expanded operations.

                                   1999       1998       1997
                                   ----       ----       ----
Other Income and Expense
  Disposition of Canadian
    operations                $(3,185,558)         --        --
  Interest Expense                (94,405)   $(60,133)    $(883)
  Investment Income               166,219    $ 17,038    $4,872
  Loss on SmarTalk Receivable    (650,000)         --        --
   ------------------         ------------   ---------   -------
                              $(3,763,744)   $ (43,095)  $ 3,989

In 1999 the Company recorded a loss of $3,185,588 for the discontinuance of its Canadian operation. The loss includes the net remaining balance of the CardCall International, Inc., goodwill allocated to CardCaller Canada, Inc.

The loss on SmarTalk receivable represents the write-off of the receivable from 1998 due to SmarTalk becoming bankrupt in fiscal 1999.

Interest expense increased in 1998 principally due to corporate short-term borrowing earlier in the year.

The $149,000 increase in 1999 investment income is a result of $27,000 more earned by DCI on short-term investments, plus $122,000 of interest earned on short-term investments of the newly acquired Muller Media.

Interest  expense increased $59,250 in 1998.  Approximately one-half  of  the increase was due to the interest on corporate short-term borrowings. The other half is interest expense incurred by the new companies acquired in 1998.

Investment income increased by $12,166 in 1998. Higher investment income on corporate savings accounted for the increase.


                               1999        1998        1997
                               ----        ----        ----
Discontinued Operations

     - Computer board           --      ($54,480)   ($81,897)
     - Prepaid Phone - UK       --     ($682,276)         --
     - Privilege Card           --     ($169,807)   ($71,695)
     - CyberFax          ($404,010)    ($248,114)         --

Disposition Gains(Losses)

     - Gain on Phone
       Card Contract            --    $4,792,315          --
     - Privilege Card           --      ($90,193)         --
     - Computer board           --     ($337,642)         --
     - CyberFax sale   $(1,098,228)           --          --

As described in Note 5 to the Financial Statements, the Company discontinued the operations of CyberFax in fiscal 1999, CardCall UK, PEL, and the Alpha Products Division in the year ended March 31, 1998. The losses in 1999 reflect operating losses net of tax benefit up to the date of discontinuance. The losses in 1998 reflect operation losses net of tax benefit up to the date of discontinuance and the restatement for CyberFax. The 1997 amounts are operating losses in the fiscal year that have been restated as losses from discontinued operations.

The  loss  on  disposal  represents the write-off  of  remaining  assets  and
liabilities.   Included in computer board is the write-off  of  net  customer base, which totaled $492,985, before tax implications.

As more fully described in Note 5 to the Financial Statements, the Company sold a contract with a distributor in the UK to SmarTalk Teleservices, Inc., for $9,000,000, realizing a net after-tax gain of $4,792,315 after expenses and write-off of goodwill and remaining assets and liabilities at disposal.

On March 30, 1999, DCI Telecommunications sold all of the outstanding shares of common stock of its CyberFax Inc. subsidiary to Carlyle Corporation, a Nevada corporation. DCI received a $5,000,000 promissory note from Carlyle that is payable on March 30, 2000, and bears interest at 9%, paid and compounded quarterly. Interest payments will be made in shares of Carlyle stock, initially valued at $3 per share. If Carlyle becomes publicly traded, interest payment shares will be revalued at the average closing price for the first 13 weeks of trading. In the event Carlyle becomes publicly traded prior to March 30, 2000, DCI has the right to demand payment in full, such payments to be made in Carlyle shares valued at the 13-week average described above.

Under a collateral and security agreement, Carlyle has pledged all the stock of CyberFax that is held by an escrow agent for this note.

The Company has not recognized revenue or profit for this transaction as of March 31, 1999. Revenue and profit will be recognized on the cost recovery method. A loss of $1,098,228 was recorded on this transaction.

CyberFax had sales of $48,145 and operating losses of $404,010 in 1999 before discontinuance of operations.


                            1999       1998       1997
                            ----       ----       ----
Preferred Dividends       $949,101  $734,166   $36,741

Preferred dividends are related to the various convertible preferred stock issues outstanding in each year. Dividends are primarily related to the presumed incremental yield the investor may derive from the discounted conversion rate of preferred stock issued by the Company during the year. Management believes that the related amount of dividends recorded by the Company is not necessarily the true cost to the Company of the instruments it issued and that it may be reasonable to conclude that the fair value of the common stock into which these securities may be converted was less than such stock's quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted, large block factors, lack of a sufficiently active market into which the stock can be quickly sold, time value, etc.). However, generally accepted accounting principles require that an intrinsic value of the conversion feature at the date of issuance should be accounted for, and that such incremental yield should be measured based on the stock's quoted market price at the date of issuance, regardless if such yield is assured.

Recent Accounting Pronouncements
---------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and
Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this pronouncement had no impact on the Company's financial position or results of operations. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company believes that it has complied with these pronouncements.

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

All of the Company-owned switches, used to direct and monitor long distance telephone traffic, currently are Year 2000 compliant according to the manufacturer. Other less critical internal systems such as telephone and voice mail systems are in the process of being evaluated.

The Company also has relationships with outside third parties that could impact its business. The most important are the carriers that process and monitor the Company's long distance and prepaid phone card calls. All the carriers expect to be Year 2000 compliant and are in various stages of readiness. The Company's travel business is partially dependent on an outside reservation system representing many airlines which is Year 2000 compliant.

Costs

The Company is addressing Year 2000 issues in-house and, at the present time, the only other costs involve the purchase of financial software packages. Total costs are estimated at $75,000. Costs incurred to-date are approximately $40,000.

Risks

The Company believes that its most reasonable likely worst-case Year 2000 scenario would be if any of its third party long distance telephone carriers were unable to properly monitor or admit authorized personal identification numbered prepaid phone card calls through their systems. The time frame for the carrier to fix the problem, or the ability of the Company to recall prepaid phone cards and switch to another carrier with competitive rates, could cause a material business interruption.

The risks associated with the failure of the Company's financial software, or third party payroll preparation and stock transfer system, are considered less severe in that the Company believes switching to other vendors or using other methods would be relatively easy.

The risk of failure of the third party airline reservation system is that the Company would have to secure its travel arrangements by methods that would be more cumbersome and time-consuming than the current automated system.


Contingency Plan

The Company, based upon a survey conducted with major suppliers, especially for financial reporting and telecommunication services, is satisfied that these suppliers are able to meet all Year 2000 requirements and therefore will not be preparing a contingency plan. The Company has upgraded its internal accounting systems to meet these requirements.


ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The present and nominated Directors and Executive Officers of the Company are set forth below.

   DIRECTOR         AGE       DIRECTOR
                                SINCE

Joseph J. Murphy      60         1995

President and CEO of DCI Telecommunications. Prior to that he was executive vice president, member of the Board of Directors, and chief financial officer for Aquarion Company, a New York Stock Exchange Company, from 1979 to 1990. Formerly, he was chief financial officer for Connecticut Energy Corp. from 1971 to 1979, a member of Price Waterhouse from 1964 to 1967 and an officer in the United States Marine Corps from 1961 to 1964. He was a member of the Board of Directors of Boys/Girls Club of Bridgeport and served on the Economic advisory board for Fairfield University and Sudden Death Syndrome
(SIDS) for Fairfield County. He was also a member of the FBI/Marine Corps Association.

Larry Shatsoff        45         1995

Vice President and Chief Operations Officer of DCI Telecommunications. Within the past five years he has been vice president and chief operations officer for Alpha Products. Prior to that, he was executive vice president of Kalon Systems (a data processing services company), manager of information systems for Aquarion Company, a New York Stock Exchange Company.

John J. Adams         60         1995

Vice President Marketing DCI Telecommunications, Inc. Mr. Adams was formerly vice president for R&D Scientific Corp. from 1993 to 1997 and founder and president of Validation Services Corp. from 1993 to 1997. Mr. Adams was previously president of Prevent Chemicals, Ltd., a publicly traded manufacturer of specialty chemicals.

Carter Hills          77         1995

Retired diplomat with extensive experience in economic development and management planning under auspices of Department of State and major international organizations. Mr. Hills directed such programs in countries of Near East and Vietnam. Served as financial adviser and delegate for U.S. at key international conferences.

Clifford Postelnik    55

Director of Sales and Marketing, DCI Time Europe. Prior to his recent appointment, he was with wholly-owned subsidiary Edge Communications. Mr. Postelnik joined Edge after a 30-year career in bilateral carrier contract negotiations and marketing to the tour and travel industry, airlines and hotels in Europe, Africa and the Orient.

ITEM 10 - EXECUTIVE COMPENSATION

                          Executive Compensation

                |Annual Compensation|    Long Term Compensation|

Name                             Other   Restricted
and                              Annual    Stock          LTIP    All Other
Principal      Salary  Bonus Compensation Awards Options Payouts Compensation
Position  Year   ($)     ($)      ($)       ($)   SARs(#)  ($)       ($)
-------------- ------  ----- ------------ ------ -------- -----   ----------
Joseph
J. Murphy 1997  100,000                            600,000
CEO       1998  115,000                            172,727
          1999  126,000                            592,727

Larry     1997   55,800                            400,000
Shatsoff  1998   63,000                            154,545
V.P., COO 1999   90,000                            759,545

John J.   1997       --                            250,000
Adams     1998    6,000                             84,090
V.P., CMO 1999   75,000                            214,574


                  Options/SAR Grants in Last Fiscal Year

                        % of Total
                        Options/SARs
          Options/SARs Granted to Employees  Exercise or Base
 Name     Granted (#)  in Fiscal Year        Price ($/Sh)     Expiration Date
--------  ------------ --------------------  ---------------- --------------
Joseph
J. Murphy   592,727        17.33                $0.68          10/15/2003
CEO

Larry       759,545        22.21                $0.68          10/15/2003
Shatsoff
V.P., COO

John J.     214,574         6.27                $0.68          10/15/2003
Adams
V.P., CMO

                   Options Exercised in Last Fiscal Year

            Shares                                      Value of Unexercised
            Acquired on  Value     Unexercised Options  In the Money Options
Name        Exercise     Realized  at Fiscal Year End   Fiscal Year End
--------    -----------  --------  ------------------    -------------------
Joseph
J. Murphy       200,000   $375,000      992,727              $2,748,308

Larry Shatsoff   75,000   $160,934    1,009,545              $2,717,656

John J. Adams    60,000   $ 94,938      314,574              $  857,705


Effective October 15, 1998 the exercise price with respect to an aggregate of 209,545 options for Mr. Shatsoff, 109,574 options for Mr. Adams, and 247,727 options for Mr. Murphy, to purchase common stock previously granted was amended in connection with the cancellation of such previously outstanding options in exchange for a new grant of an equal number of options under the Company's stock option plan. The exercise price of the new options is equal to the fair market value of the Company's common stock on the date of the grant.

The  Company entered into an employment agreement dated January 1, 1995  with
Mr.  Murphy  for services rendered the Company as its President   and   Chief
Executive Officer for an annual base salary of $100,000.

Automatic Renewal Provision:

The term of the renewed employment agreement with Joseph J. Murphy commenced on June 10, 1997 and shall end on June 10, 2002. This agreement shall be renewed automatically on June 1, of each year thereafter for one (1) additional term unless and until terminated.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following table sets forth the beneficial ownership of Common  Stock  of the Company as of June 11, 1998 by: (i) each of the Company's executive officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, and
(iii) all of the Company's officers and directors as a group:

   Name of           Amount and Nature of
Beneficial Owner     Beneficial Ownership(a)  Percent of Class
----------------     --------------------     ----------------

(i)Joseph J. Murphy           7,112,145(b)           20.54%

   Larry Shatsoff             1,131,744               3.27%

   John J. Adams                320,574               0.93%

   Carter H. Hills              379,273               1.10%

   Russell Hintz                437,090               1.26%

   Daniel J. Murphy             654,545               1.89%

   Lois Morris                   86,703               0.25%

   IXC Communications, Inc.   4,250,000              14.24%


(ii) All executive officers and
       directors as a group  10,122,074              29.23%

NOTES:

(a) Included in shares owned above are shares which the beneficial owner has the right to acquire from options within sixty days as follows: J. Murphy, 1,392,727 shares; L. Shatsoff, 1,009,545 shares; J. Adams, 314,574 shares; and C. Hills, 217,272 shares. Shares beneficially owned directly or indirectly.
(b) Included in Joseph Murphy ownership are shares issued for the Edge Communications acquisition of which Mr. Murphy exercises sole voting power as follows: Donald Gross, 1,750,533 (5.8%); Stephen Gross, 1,750,533 (5.8%);
  Robert Cefail, 263,143; DCP Holding, LLC, 150,000; Lori Gross, 62,500; and Tibor Vas, 20,000.
(c)  Donald Gross
  c/o Edge Communications
  19225 Orbit Drive
  Gaithersburg, MD 20879

  Steven Gross
  c/o Edge Communications
  19225 Orbit Drive
  Gaithersburg, MD 20879

ITEMS 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company engaged in certain related party transactions in the ordinary course of business during the last fiscal year.

During the year ended March 31, 1999 and 1998, Mr. Joseph J. Murphy, President of the Company, made cash advances to the Company and had certain of his personal liabilities paid on his behalf as follows:

                                 3/31/98       3/31/99
     Cash Advances to           --------      --------
         the Company            $552,300      $118,597

     Liabilities Paid on Behalf of Mr. Murphy:
     -----------------------------------------
     Personal Indebtedness        81,478        97,147
     Credit Card Payments         50,425            --
     Legal Fees                    1,020            --
     Cash Withdrawals             45,500            --
     Payments For Stock Options   71,250            --

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

                                  PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion is submitted as a separate Section of this report commencing on page F-1.

     (a) (3) and (c) Exhibit (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.         Description                         Page No.
-----------         ----------------------              --------
(1)                 NA

(3a)                Articles of Incorporation              (a)
(3b)                By-Laws                                (a)
(4)                 NA
(9)                 NA
(10)                NA
(11)                NA
(12)                NA
(13)                NA
(16)                Change in Certifying Accountant        (b)
(18)                NA
(19)                NA
(21)                Subsidiaries                Travel Source, Ltd.,
                                                Muller Media, Inc.,
                                                Edge Communications, Inc.,
                                                DCI Time Europe Ltd.,
                                                DCI Telecomunicaciones S.L.
(22)                NA
(23)                NA
(24)                NA
(25)                NA
(28)                NA
(29)                NA

(a) - Filed with Registration Statement on Form S-18 (File 2-96976-D) and incorporated by reference herein.

(b) - Filed with Form 8K dated June 28, 1995

During the quarter ended March 31, 1998, the following Form 8k's were filed:
     January 14, 1999 - Agreement with IXC Communications, Inc.

Subsequent to March 31, 1998:
     April 12, 1999 - Sale of CyberFax, Inc.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DCI TELECOMMUNICATIONS, INC.

Date:     July 1, 1999              By: /s/ Joseph J. Murphy
                                        Joseph J. Murphy
                                        President and Chief
                                        Executive Officer,
                                        Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     July 1, 1999             By:  /s/ Joseph J. Murphy
                                        Joseph J. Murphy
                                        President and Chief
                                        Executive Officer, Director

Date:     July 1,1999              By:
                                        Russell B. Hintz
                                        Chief Financial and
                                           Accounting Officer

Date:     July 1, 1999             By:  /s/ Larry Shatsoff
                                        Larry Shatsoff, Director

Date:     July 1, 1999            By: /s/ John J. Adams
                                        John J. Adams, Director

Date:     July 1, 1999            By: /s/ Carter Hills
                                        Carter Hills, Director

                           FINANCIAL STATEMENTS

                             TABLE OF CONTENTS

                                                            PAGE

DCI Telecommunications, Inc.

Report of Independent Auditor(s)                            F-1

Balance Sheets - March 31, 1999 and 1998                    F-2

Statements of Operations                                    F-3
     Years Ended March 31, 1999 and 1998

Statements of Changes in Shareholders' Equity               F-4
     Years Ended March 31, 1999 and 1998

Statements of Cash Flows                                    F-5
     Years Ended March 31, 1999 and 1998

Notes to Financial Statements                               F-6

                       REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
DCI Telecommunications, Inc.

We have audited the accompanying consolidated balance sheets of DCI Telecommunications, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCI Telecommunications, Inc. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

/s/ Schnitzer & Kondub, P.C.
----------------------------
Schnitzer & Kondub, P.C.
Harrison, New York
June 25, 1999

DCI Telecommunications, Inc.
Consolidated Balance Sheets
                                                March 31,
ASSETS                                   1999             1998
                                         ----             ----
Current Assets:
Cash                                 $ 1,631,186       $  704,991
Restricted cash                               --           60,246
Investments                                   --        8,124,761
Accounts receivable, net               3,905,714          150,227
Note Receivable- SmarTalk                     --          650,000
                 CyberFax              5,000,000               --
Other current assets                     291,906           89,939
Inventory                                119,833               --
Due from shareholders                     87,436               --
                                      ----------        ---------
Total Current Assets                  11,036,075        9,780,164

Fixed Assets                             724,043          470,641
Less: Accumulated depreciation          (124,868)         (57,410)
                                      ----------        ---------

Net Fixed Assets                         599,175          413,231

Accounts receivable- long term         1,402,201               --
Investment in Muller Media                    --        1,000,000
Deposits                                 425,147           40,210
Other Assets                             108,549          450,869

Master service agreement              15,671,875               --
Less: accumulated amortization          (783,594)              --
                                      ----------        ---------
Net master service agreement          14,888,281               --

Cost in excess of assets acquired:
 Travel Source                            86,379           86,329
 CardCall International                       --        3,818,476
 CyberFax                                     --        1,033,975
 Muller Media                          1,634,436               --
 Edge Communications                   6,940,976               --
                                       ---------       ----------
                                       8,661,791        4,938,780
Less: Accumulated amortization:         (382,887)        (254,300)
                                      ----------       ----------
Cost in excess of assets acquired:     8,278,904      4,684,480
                                     -----------      -----------
Total Assets                         $36,738,332      $16,368,954
                                     -----------      -----------
                                     -----------      -----------

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY             March 31,
                                             1999          1998
Current Liabilities:                         ----          ----

Notes payable                             $     --     $4,938,942
Accounts payable and accrued expenses    6,561,580      1,132,123
Preferred stock dividend                   748,100        361,356
Due to shareholders                        195,305        410,156
Deferred revenue-prepaid phone cards       267,943        105,000
Deferred revenue- sale of CyberFax       5,000,000             --
Income tax payable                         212,075             --
Current portion of long term debt           72,592             --
                                        ----------     ----------
Total Current Liabilities               13,057,595      6,947,577

Long-term debt                              71,363         35,175
Accounts payable                         1,032,893             --

Redeemable, convertible preferred stock,
$10,000 par and redemption
value, 2,000,000 shares authorized,
231 and 61 shares issued & outstanding   2,312,500        610,050


Total Liabilities                       16,474,351      7,592,802
                                        ----------      ---------
Commitments and Contingencies (Note 13)

Shareholders' Equity:
 9.25% cumulative convertible preferred
 stock, $100 par value, 5,000,000 shares
 authorized,  3,972 shares issued and
 outstanding in 1998                            --        305,000

Common stock, $.0001 par value,
 500,000,000 shares authorized,
 29,681,782 and 14,092,625 shares
 issued and outstanding                       2,968         1,409
Paid-in capital                          33,023,973     8,927,173
Treasury stock
  (780,500 shares at cost)               (1,127,439)     (749,061)

Retained earnings subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated  $4,578,587)        (11,635,521)      291,631
                                        -----------   -----------
Total Shareholders' Equity               20,263,981     8,776,152
                                        -----------   -----------
Total Liabilities and
   Shareholders' Equity                 $36,738,332   $16,368,954
                                        -----------   -----------
                                        -----------   -----------

                                  F2(a)

DCI TELECOMMUNICATIONS, INC,
CONSOLIDATED STATEMENTS OF OPERATIONS
                                            Year Ended March 31,
                                             1999         1998
                                             ----         ----
Sales - travel                          $ 1,406,801   $ 1,194,199
Sales - products                         32,643,203     3,293,460
                                         ----------    ----------
Net sales                                34,050,004     4,487,659

Cost of sales- travel                     1,304,260     1,094,062
Cost of sales- products                  29,620,589     2,990,536
                                         ----------    ----------
Cost of sales                            30,924,849     4,084,598

Gross profit                              3,125,155       403,061

Selling, general &
   administrative expenses                2,317,082       903,924
Salaries and compensation                 2,385,387       865,500
Professional and consulting fees          1,169,346       525,755
Amortization and depreciation             1,633,366       353,784
Bad debt expense                          2,281,944        70,482
                                         ----------    ----------
                                          9,787,125     2,719,445

Loss before other(expense) income        (6,661,970)   (2,316,384)

 Other income and (expense):
 Disposition of Canadian operations      (3,185,558)           --
 Loss on SmarTalk receivable               (650,000)           --
 Investment income                          166,219        17,038
 Interest expense                           (94,405)      (60,133)
                                         ----------     ----------
                                         (3,763,744)      (43,095)
                                         ----------     ----------
Loss from continuing operations before
  Income tax expense                    (10,425,714)   (2,359,479)

Income tax expense                               --            --
                                        ------------   -----------
Loss from continuing operations         (10,425,714)   (2,359,479)

 Discontinued operations:
  Loss from operations, net of tax:
  Computer board -Alpha Division                 --       (54,480)
   (net of applicable income tax
   benefit of $11,493 in 1998)

  Privilege card operations - PEL                --      (169,807)
   (net of applicable income tax
    benefit of $44,630 in 1998)

  Prepaid phone card segment - UK                --      (682,276)
    (net of applicable income tax
     benefit $0 in 1998)

  CyberFax operations:                     (404,010)     (248,114)
    (net of applicable income tax
     benefit of $0 in 1999 and 1998)

Disposition of discontinued operations, net of tax:

  CyberFax loss:                         (1,098,228)           --
    (net of applicable income tax
     benefit of $0 in 1999 and 1998)

 Computer board -Alpha Division                  --      (337,642)
  (net of applicable income tax
   benefit of $173,936 in 1998)

 Privilege card operations                       --      ( 90,193)
  (net of applicable income tax
   benefit of $30,204 in 1998)

 Prepaid phone card contract -
   UK segment                                    --     4,792,315
   (net of applicable income tax
   provision of $1,717,876 and
   applicable income tax benefit of
   $1,457,614 in 1998)
                                        -----------    ----------
Net income (loss) before
 dividends on preferred stock          (11,927,952)       850,324

Dividends on preferred stock
   Dividends                              (199,101)       (96,866)
   Deemed dividends                       (750,000)      (637,300)
                                       ------------     ----------
Total dividends on preferred stock        (949,101)      (734,166)

Income (loss) applicable to
  common shareholders                  $(12,877,053)     $ 116,158
                                       ------------     ----------

Basic and diluted income (loss)
 per common share

Continuing operations                       $  (.51)     $   (.28)
Discontinued operations:
 (Loss) Gain from disposal of operations    $  (.05)     $    .40
 Loss from operations                       $  (.02)     $   (.11)
                                        ------------   ----------
Total                                   $      (.58)     $   (.01)
                                        ------------   ----------
Weighted average common
  shares outstanding                     22,121,515    10,874,513
                                        -----------    ----------

See accompanying notes to consolidated financial statements.

                                 F-3(a)

DCI TELECOMMUNICATIONS, INC.
CONSOLIDATEDSTATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999 AND 1998

                                                               Additional
                     Preferred Stock       Common Stock        Paid-In
                     Shares      Amount    Shares     Amount   Capital
                     -------   ---------  ---------   ------  -----------
Balances,
 April 1, 1997        3,972    $ 305,000  7,931,118    $793   $1,351,833
Preferred stock
 converted to common     --           --  2,384,822     238    3,139,712
Deemed dividend on
 preferred stock issuance--           --         --      --     (637,300)
Conversion of dividends
 to common stock         --           --         --      --      513,786
Shares issued for
 options exercised       --           --  3,561,254     356      666,963
Shares issued for
 Services                --           --     40,568       4       30,796
Shares issued for
 stock of CyberFax       --           --    400,000      40      999,960
Shares issued for
 stock of Travel
 Source                  --           --     13,260       1           (1)
Options issued for stock
 of CardCall             --           --         --      --    2,545,722
Purchase of treasury
 stock (582,500 shares)  --           --         --      --           --
Shares canceled          --           --    (545,453)   (54)          54
Shares exchanged for
 liabilities             --           --     307,056     31      556,229
Preferred stock
 dividend                --           --          --     --      (96,866)
Common stock
 dividend                --           --          --     --     (143,715)
Net Income               --           --          --     --           --
                      ------    --------- ----------  ------   ----------
Balances
 March 31, 1998       3,972     $305,000  14,092,625  $1,409    $8,927,173
                      ------    --------  ----------  ------   -----------
                      ------    --------  ----------  ------   -----------

                                                               Paid-In
                    Shares    Amount     Shares      Amount    Capital
                    ------  ---------   ----------   ------    ---------
Balances
 April 1, 1998      3,972   $305,000    14,092,625   $1,409    8,927,173
Preferred stock
 (Series A) converted
 to common         (3,972)  (305,000)      321,537       32      304,968
Preferred stock
 (Series E and F)
 converted to common   --        --      1,603,120      160    1,297,390
Deemed dividend on
 preferred stock
 issuance              --        --             --       --     (750,000)
Conversion of dividends
 to common stock       --        --             --       --      562,357
Shares issued for
 options and warrants
 exercised             --        --      4,394,014      439      651,343
Shares issued for
 services              --        --         37,200        4       57,996
Shares issued for
 stock of Edge         --        --      4,385,715      439    6,643,919
Shares issued for
 master service
 agreement             --        --      4,250,000      425   15,671,450
Purchase of treasury
 stock (198,000 shares)--        --             --       --           --
Shares issued for
 deposits              --        --         21,524        2       49,998
Shares issued for
 stock of Wavetech     --        --        576,047       58          (58)
Preferred stock
 dividend              --        --             --       --     (199,101)
Common stock
 dividend              --        --             --       --           --
Net loss               --        --             --       --     (193,462)
                  -------  --------      ---------   ------   ----------
Balances
 March 31, 1999        --        --     29,681,782   $2,968  $33,023,973
                  -------  ---------    ----------    -----   ----------
                  -------  ---------    ----------    -----   ----------



                                   F-4(a)

                   Treasury    Accumulated
                     Stock      Deficit       Total
                   ----------  -----------  ----------
Balances,
 April 1, 1998     $(749,061)   $291,631    $8,776,152
 Preferred stock
 (Series A) converted
 to common                --          --           --
Preferred stock
 (series E and F)
 converted to common      --          --     1,297,550
Deemed dividend on
 preferred stock issuance --          --      (750,000)
Conversion of dividends
 to common stock          --          --       562,357
Shares issued for
 options and warrants
 exercised                --          --       651,782
Shares issued for
 services                 --          --        58,000
Shares issued for
 stock of Edge            --          --     6,644,358
Shares issued for
 master service
 agreement                --          --    15,671,875
Purchase of treasury
 stock (198,000)
 shares             (378,378)         --      (378,378)
Shares issued for
 deposits                 --          --        50,000
Preferred stock
dividend                  --          --      (199,101)
Common stock
 dividend                 --          --      (193,462)
Net loss                  -- (11,927,152)  (11,927,152)
                    -------- ------------  ------------
Balances
 March 31, 1999  $(1,127,439) $(11,635,521) $20,263,981
                 ------------ ------------- ------------
                 ------------ ------------- ------------




                                     F-4(b)

                   Treasury    Accumulated
                     Stock      Deficit       Total
                   --------    -----------  ----------
Balances
  April 1, 1997        $(13)    $(558,693)  $1,098,920
Preferred stock
 converted to common     --            --    3,139,950
Deemed dividend on
 preferred stock issuance--            --     (637,300)
Conversion of dividends
 to common stock         --            --      513,786
Shares issued for
 options exercised       --            --      667,319
Shares issued for
 services                --            --       30,800
Shares issued for
 stock of CyberFax       --            --    1,000,000
Shares issued for
 stock of Travel
 Source                  --            --           --
Acquisition of
 CardCall                --            --    2,545,722
Purchase of
 treasury stock
 (582,500 shares)  (749,048)           --     (749,048)
Shares canceled          --            --           --
Shares exchanged for
 liabilities             --            --      556,260
Preferred stock
 dividend                --            --      (96,866)
Common stock
 dividend                --            --     (143,715)
Net income               --       850,324      850,324
                    -------      --------     --------
Balances
 March 31, 1998  $ (749,061)   $ 291,631   $ 8,776,152
                 ----------    ---------     ---------
                 ----------    ---------     ---------



                                   F-4(c)

DCI TELECOMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended March 31,
                                                1999        1998
                                                ----        ----
Cash flows from (used in) operating activities:
Net loss from continuing operations       $(10,425,714) $(2,359,479)
Adjustment to reconcile net loss from
continuing operations to net cash from
 (used in) operating activities:
        Depreciation and amortization        1,633,366      353,784
        Stock issued for services                5,500       30,800
        Loss on property disposition                --       31,729
        Disposition of Canadian operations   3,185,558           --

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                         60,426      (50,246)
        Accounts receivable                 (1,366,749)     500,691
        Inventory                               60,161      127,951
        Deposits                              (307,830)     (30,306)
        Other current assets                    74,509        9,937
        Receivable from SmarTalk               650,000           --

     Increase (Decrease):
        Accounts Payable & accrued expenses  2,713,920     (238,019)
        Deferred revenue                        96,851       82,920
        Income tax payable                    (260,287)          --
                                             ---------     --------
            Total adjustments:               6,545,425      819,241
                                            ----------    ---------
Net cash (used in) operating activities     (3,880,289)  (1,540,238)


Cash flows from (used in) investing activities:
        Additions to fixed assets             (175,719)    (237,339)
        Cash acquired with acquisitions      1,475,103       64,756
        Investment in CardCall
           International                            --     (110,000)
        Investment in Muller Media          (2,000,000)  (1,000,000)
        Purchase of investment securities           --     (775,000)
        Increase in other long term assets     129,709     (296,336)
                                            ----------   -----------
Net cash (used in) investing activities     $ (570,907) $(2,353,919)

Cash flows from (used in) financing activities:
        Proceeds from stock
            options exercised                  651,782       356,956
        Purchase of treasury stock            (378,378)     (749,048)
        Payment of notes payable            (4,938,942)     (215,966)
        Proceeds from sale of preferred
            stock                            2,750,000     2,250,000
        Due from affiliate                          --        85,000
        Common stock dividend                 (193,462)     (143,715)
        Advances from shareholders            (398,128)      485,566
        Proceeds from issuance
           of notes payable                         --     4,938,942
        Proceeds from long-term debt            42,955            --
        Sale of equity securities            8,124,761            --
                                             ---------     ---------
Net cash from financing activities           5,660,588     7,007,735

Net cash used in discontinued operations      (283,197)   (2,759,055)
                                             ----------    ---------
Net increase in cash                           926,195       354,532

Cash, beginning of year                        704,991       350,468
                                             ---------    ----------
Cash, end of year                           $1,631,186    $  704,991
                                             ---------    ----------

Supplemental disclosures of cash flow information:

Cash paid for interest                         $94,000      $ 67,000
Cash paid for Income Taxes                    $260,000            --

     Non-cash investing and financing transactions:
      Acquisitions by stock and option  issuance:
          CardCall International                    --     6,956,452
          CyberFax                                  --     1,033,975
          Edge Communications                6,940,976            --
          IXC master service agreement      15,671,875            --
      Stock issued for liabilities                  --       556,260
      Stock issued for deposits                 50,000            --
      Stock issued for services in
       discontinued operations                 $52,500      $     --


See accompanying notes to consolidated financial statements.

                                   F-5(a)

DCI Telecommunications, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 1999 and 1998

Note 1.  Organization and Significant Accounting Policies

DCI Telecommunications, Inc. (the Company) originally was incorporated on February 4, 1985 as ALFAB, Inc., and subsequently became Fantastic Foods International, Inc. (Fantastic Foods) after a reorganization in 1991. The shareholders of Fantastic Foods International, Inc., at a shareholders meeting on December 30, 1994, approved the acquisition of the assets of Sigma Telecommunications, Inc. in a stock-for-asset purchase. Concurrent with the merger, the name was changed to DCI Telecommunications, Inc.

On January 5, 1995, the Board of Directors approved the acquisition of certain assets of Sigma Industries, Inc. (Alpha Products) in a stock-for-asset purchase, with DCI exchanging 850,000 common shares valued at $672,400 for the assets of Alpha Products, Inc., which totaled $672,400. The above acquisitions were accounted for using the purchase method of accounting.

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. (Muller), a New York corporation, to acquire 100% of the outstanding common stock of Muller in a stock-for-stock purchase, with DCI exchanging 1,200,000 shares of common stock for all of the shares of Muller capital stock. The DCI stock was valued at $2.50 per share ($3 million in total) and is included in outstanding common stock.

At the closing, the shares of Muller and DCI were placed with escrow agents. This was done to facilitate a put option, which could only be exercised by Muller subsequent to the closing under the put option. DCI was required to repurchase the shares for $3,000,000 if Muller exercised the put option, which commenced on the earlier of 120 days from December 27, 1996, unless an extension was requested by DCI, which Muller could not unreasonably withhold, or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. Extensions were granted by Muller through June 3, 1998. The selling stockholders had an option to keep DCI stock or accept up to $3,000,000 in cash from DCI.

DCI repurchased 400,000 shares of such common stock on March 16, 1998 for $1,000,000 and completed the repurchase from the exercising parties on June 9, 1998 upon payment of an additional $2,000,000 for the remaining 800,000 shares.

Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition has been accounted for as a purchase, effective June 9, 1998.

On March 25, 1997, the Company acquired the Travel Source, Ltd. through the issuance of 29,412 shares valued at $3.40 per share, or $100,000. Six months from closing, if DCI shares were less than $3.40 per share, the agreement required that additional shares be issued to bring the purchase price back to $100,000. In fiscal 1998 the Company issued an additional 13,260 shares in accordance with this provision. The acquisition has been accounted for as a purchase effective May 25, 1997. Travel Source is a travel agency in Rhode Island.

In the year ended March 31, 1997, the Company acquired the assets of Paul Bettencourt Associates (PEL), a value-added marketing card company.

On March 31, 1997, DCI entered into an agreement with CardCall International Holdings, Inc. (CardCall), a Delaware corporation, to purchase all its outstanding common stock (8,238,125 shares) and warrants. CardCall's board of directors, whose members owned approximately 72% of the common stock, approved the agreement on March 29, 1997, subject to shareholder approval.

CardCall  is  the  parent  company of CardCaller  Canada,  Inc.,  a  Canadian corporation, and CardCall UK Limited, incorporated under the laws of the United Kingdom. CardCall is in the business of designing, developing and marketing, through distributors, prepaid phone cards that provide the cardholder access to long distance service through switching facilities. DCI had previously invested $1,500,000 in CardCall, for which it received
$1,200,000 in notes payable 120 days from demand. The remaining $300,000 did not have any stipulated repayment terms. The Company raised this money through the issuance of DCI convertible preferred stock to certain shareholders of CardCall, as described in Note 10.

By May 29, 1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement, for each 100 shares of CardCall held by such shareholder, at a purchase price of $.20 per share. 7,002,406 options to purchase DCI stock at $.20 per share were granted as a result of this transaction. The stock offering agreement called for the exchange of shares by DCI in the acquisition of CardCall. A condition in the offer was that the number of DCI shares to be issued would be reduced on a share-for-share basis by the difference between 545,455 and the actual number of shares issued in the Series C preferred stock conversion described in Note 10 to the financial statements. There was no value assigned to the common stock that would be distributed per the offering agreement as these shares were not issued due to the number of common shares issued in the conversion of the Series C preferred stock to common stock. As of March 31, 1999, 6,681,161 of these options for shares of DCI stock had been exercised.

Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options had restrictions as to when they can be sold, ranging from September 1, 1997 to December 1, 1998.

The accompanying financial statements include the results of operations of CardCall International, Inc. since May 29, 1997, the date of acquisition under the purchase method of accounting.

In the year ended March 31, 1998, the Company established DCI UK, a company providing long distance telecommunications in Europe, and acquired CyberFax Inc., a Canadian company providing real-time fax capability over the Internet.

On March 31, 1998, the Company and DataWave Systems Inc. (DataWave) formed a joint venture for the marketing, sale and service of prepaid long distance telephone calling cards in Canada. The joint venture company, named PhoneLine CardCall International, has 100,000 shares outstanding, which are

60% owned by DCI and 40% owned by DataWave Systems, Inc. PhoneLine has six directors: three are nominees of DCI, and three are nominees of DataWave.

The operation was discontinued in the year ended 1999, and is in the process of being placed into insolvency proceedings.

On April 30, 1998, the Company issued 4,385,715 shares of common stock for all of the outstanding shares of Edge Communications, Inc. The acquisition has been accounted for under the purchase method of accounting, effective April 30, 1998. The total purchase price consists of 4,385,715 shares of common stock valued at $6,644,000 and the assumption of the net liabilities of $296,976. Edge is located in Gaithersburg, Maryland and is in the prepaid phone card business. Goodwill of $6,940,976 has been recorded on the transaction and is being amortized over 20 years. The financial statements include the results of operations since April 30, 1998, the date of acquisition.

On November 6, 1998, the Company entered into a merger agreement with Wavetech International. The agreement called for the exchange of common stock on a one-share-for-one-share basis, with Wavetech being the surviving company. This agreement was canceled in May 1999.

Quasi-Reorganization
-----------------

At the Annual Meeting of Shareholders on July 26, 1995, the shareholders approved a quasi-reorganization of the Company to adjust the carrying value of assets and liabilities to their fair market value. The accumulated deficit of $4,695,587 at December 31, 1995, the effective date of the reorganization, was eliminated in full and charged to paid-in capital. The retained earnings (deficit) starting date is January 1, 1996.

Principles of Consolidation
----------------------

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

Restricted cash in 1998 includes $34,475, which is pledged as a guarantee for payment of trade creditors in Denmark, and $25,771 pledged as security for bank loans in Canada.

The Company maintains its cash balances at several financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $1,221,000 at March 31, 1999.

Revenue Recognition and Deferred Revenue
----------------------------------------

Revenue is recorded when goods are shipped or when services are rendered to the customer. Wireline services revenue is recognized, based upon minutes of traffic processed. Accounts receivable are recorded net of allowances for doubtful accounts of $1,239,000 and $0 at March 31, 1999 and 1998. The Company utilized the direct write-off method for valuing accounts receivable prior to 1999. Bad debt expense was $2,281,944 and $70,482 in 1999 and 1998, respectively.

Travel
-----

Travel agency revenues are recorded when a customer makes a reservation for a trip. Reservations are accepted upon payment by the agency's customers with a credit card or check. Returns on cancellations are recorded as incurred.

Prepaid Phone Cards
----------------

The Company sells its prepaid phone cards to retailers and distributors at fixed prices. Deferred revenue is recognized when the retailers and distributors are invoiced. The Company recognizes revenue and reduces the deferred revenue as the end user utilizes calling time and upon expiration of such cards. Deferred revenue at March 31, 1999 and 1998 was $267,943 and $105,000, respectively.

Investments
---------

The Company accounts for investments under SFAS No. 115, which requires that fixed maturities and equity securities that have readily determined fair values be segregated into categories based upon the Company's intention for those securities. Equity securities classified as available for sale are stated at fair value, with unrealized gains and losses, net of related deferred income taxes, reported as a separate component of shareholders' equity. Securities that are classified as trading securities are stated at fair value, with unrealized gains and losses included in earnings.

Realized   investment  gains  and  losses,  accounted  for  by  the  specific
identification method, are included in the statements of income.   Investment
income is recognized when earned.

Inventory
--------

Inventory of $119,833 at March 31, 1999, stated at the lower of cost or market (first in, first out), consists of prepaid phone cards.

Fixed Assets
----------

Fixed assets are stated at cost. Major additions are capitalized; expenditures for repairs and maintenance are charged against operations. Depreciation is calculated under the straight-line method over the anticipated useful lives of the assets, which range from five to seven years.

Cost in Excess of Net Assets Acquired
-------------------------------

Cost in excess of net assets acquired (goodwill) represents the consideration paid in excess of net assets acquired in the acquisitions of CardCall International, Travel Source, Muller, Edge and CyberFax. Goodwill is being amortized over 20 years.

Customer Base
-----------

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

Income Taxes
----------

The Company accounts for income taxes under Financial Accounting Standards Board (FASB) No. 109, entitled Accounting for Income Taxes. The Company files a consolidated tax return with its domestic subsidiaries.

Earnings Per Share
---------------

Earnings per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered, as their effect would be anti-dilutive. The Financial Accounting Standard Board issued Statement Financial Accounting Standards (SFAS) No. 128, entitled Earnings Per Share, during February 1997. The new statement, which is effective for financial statements issued after December 15, 1997, including interim periods, establishes standards for computing and presenting earnings per share. It requires retroactive restatement of all prior-period earnings per share data presented. SFAS No. 128 did not have a material impact upon previously presented earnings per share information. Earnings per share in the accompanying statements of operations were determined in accordance with SFAS No. 128.

Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.

Stock-based Compensation
--------------------

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for an employee stock option or similar equity instrument or plan. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. The Company has elected to account for employee stock compensation plans as provided for under Accounting Principles Board (APB) Opinion No. 25. For disclosure purposes, pro forma net income (loss) and per share impacts are provided as if the fair value method had been applied.

Use of Estimates
-------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies
---------------------------

Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are included in the accumulated translation adjustment account in the shareholders' equity (deficit) section of the consolidated balance sheets. In 1999 and 1998, the effect of the foreign currency translation was not material.

Master Service Agreement
--------------------

In December of 1998, the Company formed an alliance with IXC Communications Services, a public company listed on Nasdaq. IXC received 4,250,000 shares valued at $15,671,875, the fair market value of the shares at date of issuance, and the Company received a master service agreement fixing rates and various leases for a five-year period. DCI may lease dedicated lines in England, Spain, Italy and other countries, and install switches in IXC facilities in the U.S. and abroad. The master service agreement will be amortized over five years, the term of the agreement. Accumulated amortization at March 31, 1999 was $783,594.

Reclassifications and Restatements
----------------------------

Certain reclassifications and restatements have been made to prior years' financial statements to conform with the current year's presentation, and to account for CyberFax as a discontinued operation.

New Accounting Standards
--------------------

The FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 did not have an impact on the
1998  and  1999 financial statements.  SFAS No. 131 supersedes SFAS  No.  14,
Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements, and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company believes that its financial statements conform to SFAS No. 131.

Note 2.  Acquisitions

CardCall International Holdings, Inc.
-------------------------------

On March 31, 1997, DCI entered into an agreement with CardCall International Holdings, Inc. (CardCall), a Delaware corporation, to purchase all its outstanding common stock (8,238,125 shares) and warrants. CardCall's board of directors had approved the agreement on March 29, 1997, subject to shareholder approval.

CardCall  is  the  parent  company of CardCaller  Canada,  Inc.,  a  Canadian corporation, and CardCall UK Limited, incorporated under the laws of the United Kingdom. CardCall is in the business of designing, developing and marketing, through distributors, prepaid phone cards that provide cardholders access to long distance service through switching facilities. DCI had previously invested $1,500,000 in CardCall, for which it received $1,200,000 in notes payable 120 days from demand. The remaining $300,000 did not have any stipulated repayment terms. The Company raised this money through the issuance of DCI convertible preferred stock to certain shareholders of CardCall, as described in Note 10.

By May 29, 1997, the shareholders of CardCall had approved the transaction. For each 100 shares of common stock of CardCall held by a shareholder, DCI will issue a warrant to purchase nine shares of common stock for $4 per share on or before February 28, 2001. In addition, each shareholder of CardCall may acquire 85 shares of DCI common stock under a subscription agreement for each 100 shares of CardCall held by such shareholder, at a purchase price of

$.20  per  share.  7,002,406 options to purchase DCI stock at $.20 per  share were granted as a result of this transaction. As of March 31, 1999, 6,681,161 of these options had been exercised. Such options expire on April 30, 2002. In accordance with the agreement, shares of DCI stock received from the exercise of options had restrictions as to when they can be sold, ranging from September 1, 1997 to December 1, 1998.

The transaction has been recorded under the purchase method of accounting, effective May 29, 1997. The total purchase price includes the $1,610,000 in cash, $2,545,000 assigned value for the stock options, and assumption of net liabilities of $2,801,000. Goodwill was recorded at $6,956,000. The financial statements include the results of operations of CardCall since May 29, 1997, the effective date of acquisition. The goodwill is being amortized over 20 years. The stock offering agreement called for the exchange of shares by DCI in the acquisition of CardCall. A condition in the offer was that the number of DCI shares to be issued would be reduced on a share-for-share basis by the difference between 545,455 and the actual number of shares issued in the Series C preferred stock conversion described in Note 10 to the financial statements. There was no value assigned to the common stock that would be distributed per the offering agreement, as these shares were not issued due to the number of common shares issued in the conversion of the Series C preferred stock to common stock. There was no value assigned to the common stock warrants as the exercise price of $4 was greater than the market value of the common stock. The Company valued the options issued at $.30 per option ($.50-.20 exercise price). The difference ($1.60) between the exercise price of $.20 and the stock valuation price of $1.80 was reduced by $1.30 for a 50% dilution factor, a 10% factor because the shares issued upon exercise of the options would be restricted, and a 10% factor based upon the time limitation as to when the shares could be exercised and tradable.

See Note 5 for an explanation of sale of a distribution contract of CardCall UK and discontinuance of a portion of the operations.

Muller Media, Inc.
----------------

On November 26, 1996, DCI entered into a stock purchase agreement with Muller Media, Inc. (Muller), a New York corporation, to acquire 100% of the outstanding common stock of Muller in a stock-for-stock purchase, with DCI exchanging 1,200,000 shares of common stock for all of the shares of Muller capital stock. The DCI stock was valued at $2.50 per share ($3 million in total) and is included in outstanding common stock.

At the closing, the shares of Muller were transferred to DCI, and DCI shares were issued to Muller shareholders and then placed with escrow agents. This was done to facilitate a put option, which could only be exercised by Muller subsequent to the closing under the put option. DCI agreed to repurchase the shares for $3,000,000 if Muller exercised the put option, which was to commence on the earlier of 120 days from December 27, 1996, unless an extension was requested by DCI, which Muller could not unreasonably withhold, or 14 days after DCI had received an aggregate of $3,000,000 in net proceeds from the sale of its capital stock. Extensions were granted by Muller through June 3, 1998. The selling stockholders had an option to keep DCI stock or accept up to $3,000,000 in cash from DCI.

DCI repurchased 400,000 shares of such common stock in March 16, 1998 for $1,000,000 and completed the repurchase from the exercising parties on June 9, 1998 upon payment of an additional $2,000,000. The acquisition was accounted for as a purchase, effective June 9, 1998. The total purchase price consisted of $3,000,000 in cash. Cost in excess of net assets acquired was recorded at $1,634,436 and is being amortized over 20 years. The financial statements include the results of operations since June 9, 1998, the date of acquisition.

Muller is a distributor of syndicated programming and motion pictures to the television and cable industry.

Privilege Enterprises Limited
------------------------

On November 5, 1996, DCI acquired the assets of Paul Bettencourt Associates in exchange for 6,897 shares of DCI stock valued at approximately $10,000. Privilege Enterprises Limited (PEL), a New Hampshire corporation, was formed by the Company to continue the business of Bettencourt Associates. The acquisition has been accounted for as a purchase. PEL was in the business of value-added, card-based and other marketing programs. In March 1998, the Company discontinued PEL, and operations for the period of ownership are shown as discontinued operations.

The Travel Source, Ltd.
--------------------

On March 25, 1997, the Company acquired the Travel Source, Ltd. through the issue of 29,412 shares valued at $3.40 per share, or $100,000. Six months from closing, if DCI shares were less than $3.40 per share, additional shares were to be issued to bring the purchase price back to $100,000. In fiscal 1998, the Company issued an additional 13,260 shares in accordance with this provision. The acquisition was accounted for as a purchase. Effective March 25, 1997, goodwill of $86,379 was recorded on this transaction and is being amortized over 20 years. Travel Source is a travel agency in Rhode Island.

Edge Communications, Inc.
---------------------

On April 30, 1998, the Company issued 4,385,715 shares of common stock for all of the outstanding shares of Edge Communications, Inc. The acquisition has been accounted for under the purchase method of accounting, effective April 30, 1998. The total purchase price consists of 4,385,715 shares of common stock valued at $6,644,000 and the assumption of net liabilities of $296,976. Edge is located in Gaithersburg, Maryland, and is in the prepaid phone card business. Goodwill of $6,940,974 has been recorded on the transaction and is being amortized over 20 years. The financial statements include the results of operations since April 30, 1998, the date of acquisition.

CyberFax, Inc.
------------

On April 9, 1997, the Company acquired all of the outstanding shares of CyberFax, Inc. for 400,000 shares of its common stock valued at $1,000,000.

CyberFax, a Canadian corporation, is in the business of providing real-time fax capabilities over the Internet. Goodwill of $1,034,000 was recognized in this transaction and is being amortized over 20 years. The acquisition has been accounted for as a purchase. The financial statements include the results of operations of CyberFax since April 9, 1997, the date of acquisition. CyberFax had no material operating activities prior to the acquisition. See Note 5 for an explanation of the sale of CyberFax.

PhoneLine CardCall International
---------------------------

On March 31, 1998, the Company and DataWave Systems Inc. (DataWave) formed a Canadian company, PhoneLine CardCall International (PhoneLine), for the marketing, sale and service of prepaid long distance telephone calling cards in Canada. DataWave and CardCaller Canada, Inc. contributed fixed assets, Canadian business, and certain liabilities to PhoneLine. DCI owns 60% and DataWave 40% of PhoneLine.

In the year ended March 31, 1999, the Company liquidated CardCaller Canada, Inc., since it no longer had operations as a result of forming PhoneLine.

The Company's previously issued interim financial statements included 100% of the assets, liabilities and operations of PhoneLine. The ownership interest of DataWave was recorded as a minority interest in the accompanying financial statement. Subsequent to March 31, 1999, the Company instituted insolvency proceedings against PhoneLine.

Due to the impending insolvency proceedings, all assets and liabilities of PhoneLine have been written off in the financial statements. Net sales and loss from operations of PhoneLine included in the 1999 financial statements were $3,624,094 and $371,264, respectively.

The Company realized a loss of $3,185,558, including the write-off of remaining goodwill of approximately $3,400,000 allocated to CardCaller Canada, Inc. when the Company acquired CardCall International Inc., upon discontinuance of the Canadian operations (PhoneLine and CardCaller Canada, Inc.).

The Company wrote off the minority interest due from DataWave because of its collectibility.

The Company does not expect to incur any material liability due to the insolvency proceedings with PhoneLine or CardCaller Canada, Inc.

DCI UK
------

In the fiscal year ended March 31, 1998, the Company established DCI UK, whose name was subsequently changed to DCI Time Europe Limited, a company engaged in the business of providing long distance telecommunications throughout Europe via a private leased-line network.

Note 3. Pro Forma Financial Information (Unaudited)

The following table summarizes the unaudited pro forma results of operations of the Company for the fiscal years ended March 31, 1999, and 1998, assuming the acquisitions of CardCall, CyberFax, Muller, PEL, Travel Source, Edge Communications and PhoneLine had occurred on April 1, 1997. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place on April 1, 1997 or of future results of operations.

                                             1999                 1998

Net sales                                $35,422,964           $ 18,701,644
                                         -----------           ------------
Income (loss):
 Continuing operations                  $(10,474,506)          $( 2,951,296)
 Gain (loss) on disposal of
   operations                           $ (1,098,228)          $  4,364,480
 Discontinued operations                    (404,010)          $(   906,503)
                                        -----------           ------------
 Net income (loss) before
 preferred dividends                    $(11,976,744)          $    506,681
                                         -----------           ------------
Net income (loss) per share:
  Continuing operations                    $   (.47)           $      (.16)
  Loss from disposal of
     operations                            $   (.05)           $       .21
     Discontinued operations               $   (.02)           $      (.04)
                                           ---------           ------------

     Net income (loss)                     $   (.54)           $      (.01)
                                           ---------           ------------
Weighted average shares
  outstanding                             24,336,390             21,289,441
                                          ----------           ------------


NOTE 4. IXC COMMUNICATIONS, INC.

On November 25, 1998, the Company, IXC Communications, Inc. (IXC) and Discount Communications, Inc. (Discount) entered into an agreement whereby the Company assumed management control of Discount's operations. On November 23, 1998, IXC terminated local and long distance carrier services to Discount and Discount's customers, which included Edge Communications, due to non-payment by Discount of its outstanding liabilities to IXC.

Discount owed IXC approximately $15,760,000 under a note payable and $6,784,000 in accounts payable for prior services (purchase of time). In consideration for providing access to Edge's customers previously shut off by IXC on November 23, 1998, as described above, the sale of Discount's switch to the Company (for assumption of Discount's $15,760,000 note to IXC) and the co-location of the Company's switch at IXC's facility in New York, the Company entered into a master service agreement that provides for fixing rates and various leases for a five-year period, and agreed to issue 3,750,000 shares of its common stock to IXC to be valued at $4 per share, giving IXC a 13% ownership interest in the Company. These shares also satisfied the note payable that Discount had with IXC.

On December 3, 1998, the Company and IXC entered into a stock acquisition agreement whereby IXC agreed to accept 3,750,000 shares of the Company's stock in settlement of the $15,760,000 note payable described above and 500,000 shares (valued at $4 per share) of the Company's stock in settlement of $2,000,000 of the $6,784,000 in accounts payable owed by Discount to IXC. The agreement calls for additional shares to be issued to IXC if the 4,250,000 shares held by IXC did not have a market value of $17,760,000 on June 1, 1999. The shares of the Company did not have a market value of $17,760,000 on June 1, 1999 since trading in the stock had been suspended. The Company has not issued any additional shares under this agreement and does not intend to, because certain aspects of the November 25, 1998 agreement have not taken place. The Company did not obtain the switch from Discount because Discount did not own the switch and co-location of switches between IXC and the Company have not yet occurred. The Company believes that it will resolve the share issue with IXC without any material adverse effect on the results of operations or financial position of the Company. The accompanying financial statements do not give effect to any potential shares that may have to be issued.

On December 3, 1998, the Company recorded as an asset its master service agreement with IXC, valued at $15,671,875, which represented the fair market value of the 4,250,000 shares issued on that day. The Company is amortizing the asset over five years, the term of the master service agreement, on the straight-line method. Accumulated amortization at March 31, 1999 was $738,594. The asset will be adjusted in accordance with SFAS No. 121 based upon the Company's anticipated benefit from the master service agreement. The primary benefit derived is based upon the volume growth in the Edge subsidiary. The Company' s position in the market is enhanced by its relationship with IXC, a prominent worldwide telecommunications company. The agreement establishes a $3,000,000 credit line with IXC and does not require the Company to maintain security deposits with IXC which could be up to one month's usage volume with other carriers.

Note 5.  Discontinued Operations

In September, 1997, DCI agreed in principal with SmarTalk Teleservices, Inc. to sell DCI's prepaid phone card distribution contract with D Services, a wholly owned subsidiary of W.H. Smith, for $9,000,000. Under the terms of the contract, DCI was to receive $1,000,000 in cash and $8,000,000 of SmarTalk stock valued on the closing date. The Company believes that it should have received 355,555 shares of SmarTalk stock based upon the price of the stock on the closing date. DCI received $1,000,000 in cash at the closing and 326,531 restricted shares of SmarTalk common stock. The receivable from SmarTalk in the accompanying balance sheet represents the value of the shares not received as of March 31, 1998. DCI requested registration of the 326,531 shares on March 31, 1998, and disposed of its holdings on May 15, 1998, realizing $8,124,761 of net proceeds. In fiscal 1999 the Company wrote off the $650,000 receivable from SmarTalk since SmarTalk filed for bankruptcy in the current year. The loss of $650,000 is included in 1999 continuing operations.

A non-compete clause in the agreement precludes DCI or its subsidiaries from engaging in the prepaid phone card products business through the distributor in the UK for a period of seven years. As a result, operations to date for CardCall UK are shown as discontinued operations. Operations of CardCaller Canada are shown as continuing operations. The gain on the transaction is $4,792,315 after the write-off of goodwill and other expenses associated with the transaction. The operation of CardCall UK has been shut-down and is in the process of being liquidated. The loss from discontinued operations of this segment was $682,276. Management and its legal counsel believe that no liability is required in the accompanying financial statements as a result of the liquidation.

In the second quarter ended September 30, 1997, the Company discontinued the operation of its Alpha Products Division. Alpha Products was a manufacturer of data acquisition and control products for personal computers. It attempted to compete as a low-cost provider using antiquated, outdated technology in a modular setting. However, with the speed at which new technologies are created, and the speed at which their prices are reduced, Alpha's product line was quickly becoming obsolete, even on a cost basis. Without sufficient outlays to upgrade and increase its engineering capabilities coupled with a complete overhaul of its product line and mission, it was not practical to continue the operations.

Alpha had sales in 1998, before discontinuance in September 1997, totaling approximately $76,000, and operating losses of approximately $54,000 after tax.

A third party assumed certain assets and liabilities of Alpha effective September 30, 1997 for no consideration. Alpha incurred operating losses through September 30, 1997 of $65,973 which are shown as discontinued operations in the accompanying statement of operations. In addition, a loss on disposition of $337,642 after tax was recorded, resulting from a pretax loss of $492,985, reflecting the write-off of unamortized customer base. There were no remaining assets or liabilities at March 31, 1998.

In December 1997, the Company discontinued the operations of PEL, which had been in the value-added, card-based marketing program business. The Company salvaged the usable office furniture and equipment and abandoned the business. There were no other remaining assets at March 31, 1998 and liabilities amounted to $8,371. PEL incurred operating losses of $169,807 after tax, and a loss on disposition of $90,193 after tax.

On March 30, 1999, DCI Telecommunications sold all of the outstanding shares of common stock of its CyberFax, Inc. subsidiary to Carlyle Corporation, a Nevada corporation. DCI received a $5,000,000 promissory note from Carlyle that is payable on March 30, 2000, and bears interest at 9%, paid and compounded quarterly. Interest payments will be made in shares of Carlyle stock, initially valued at $3 per share. If Carlyle becomes publicly traded, interest payment shares will be revalued at the average closing price for the first 13 weeks of trading. In the event Carlyle becomes publicly traded prior to March 30, 2000, DCI has the right to demand payment in full, such payment to be made in Carlyle shares valued at the 13-week average described above.

Under a collateral and security agreement, Carlyle has pledged all the stock of CyberFax that is held by an escrow agent for this note.

The Company has not recognized revenue or profit for this transaction as of March 31, 1999. Revenue and profit will be recognized on the cost recovery method. A loss of $1,098,228 and deferred revenue of $5,000,000 were recorded on this transaction.

CyberFax had sales of $48,145 and operating losses of $404,010 in 1999 before discontinuance of operations.

Information related to the discontinued operations of CardCall UK, CyberFax, PEL and Alpha for the years ended March 31, 1999 and 1998 are as follows:

                                 1999           1998

Net sales                        48,145       1,153,240
Cost of sales and
   other expenses               452,155       2,038,866
                             ----------       ---------
Loss from
  discontinued operations      (404,010)       (885,626)
                             ----------       ---------

The net assets and liabilities of the discontinued operations of CardCall UK, CyberFax, PEL and Alpha included in the accompanying consolidated balance sheets as of March 31, 1999 and 1998 are as follows:

                                        1999                 1998
Current assets                              -              52,561
Total assets                                -             290,951
Current liabilities                         -              46,441
Total liabilities                           -              73,245
Net assets of discontinued operations       -             217,706


Note 6. Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (goodwill), which is being amortized over 20 years is as follows:

                                 Accumulated   Net Book
Acquisition           Goodwill   amortization     Value

Muller Media        $1,634,436     $( 65,825)  $1,568,611
Edge Communications $6,940,976     $(312,743)  $6,628,233
Travel Source           86,379       $(4,319)      82,060
                     ---------     ---------- -----------
                    $8,661,791     $(382,887)  $8,278,904
                    ----------     ---------   ----------

Note 7. Common Stock

On January 21, 1998, the Company announced a common stock repurchase program, whereby the Company was authorized to buy back up to $5,000,000 of its common stock. As of March 31, 1999, the Company had bought back 380,500 shares under this program, which were put into treasury.

On March 16, 1998, the Company paid $1,000,000 to repurchase 400,000 of its common shares under a put option exercised by the former Muller Media shareholders.

On June 9, 1998, DCI purchased the remaining 800,000 common shares under the Muller put option for $2,000,000.

Also during 1998, the Company issued 225,450 shares of common stock in settlement for $439,360 of current liabilities of CardCall UK.

In the year ended March 31, 1995, the Company established an incentive stock option plan reserving 10,000,000 shares of common stock for certain employees, officers and directors. The exercise price must be at least the fair market value of the stock on the date of the grant, and the term of each option granted will not be more than 10 years from the date of the grant. Where options are granted to shareholders owning more than 10% of the outstanding common stock, the exercise price must be at least 110% of the fair market value of the stock, and the term is limited to five years. The Company has placed an annual limit on options of $100,000 per calendar year per employee. To the extent that the above limit is not used in any calendar year, 50% of the excess for an individual may be carried over for up to three years.

The Company accounts for stock options under APB Opinion No. 25, entitled Accounting for Stock Issued to Employees, under which no compensation expense is recognized. In the year ended March 31, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation for disclosure purposes.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for stock options granted in 1999 and 1998: Annual dividends $0, expected volatility 72%, risk-free interest rate of 4.58%, and expected life of five years for all grants.

Under the above model, the total value of stock options granted in 1999 and 1998 was $1,277,789 and $305,531, respectively. Had the Company determined compensation cost for this plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                   1999            1998
Income (loss):
  Continuing operations        $(11,702,704)    $(2,665,010)
     Gain (loss) on disposal of
         operation              $(1,098,228)     $4,364,480
     Discontinued operations      $(404,010)    $(1,154,677)
                                 -----------     -----------
     Net income (loss) before
     preferred dividends       $(13,204,942)       $544,793
                                ------------     -----------
Net income (loss) per share:
     Continuing operations            $(.57)          $(.31)
     Gain (loss) from disposal of
          Operations                  $(.05)          $ .40
     Discontinued operations          $(.02)          $(.11)
                                ------------      ----------
     Net income (loss)                $(.64)          $(.02)
                                ------------      ----------

The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Summarized information regarding stock options outstanding and exercisable at March 31, in 1999 and the two prior years is as follows:

                               Number of shares        Average price

Outstanding at April 1,1997     3,871,420                 $  .20

Granted                         8,539,445                 $  .44
Exercised                      (3,561,254)                $  .20
                                ---------                 ------
Outstanding at March 31,1998    8,849,611                 $  .47

Granted                         3,780,443                 $  .86
Exercised                      (4,387,016)                $  .20
Canceled                       (1,474,350)                $  .56
                                ---------                 ------
Outstanding at March 31, 1999   6,768,688                 $  .53
                                ---------

All options are exercisable at the end of each period presented. The options issued to CardCall shareholders are exercisable, but only become tradable over a schedule commencing September 1, 1997 through December 1, 1998. These options are exercisable at $.20 per share under the terms of the acquisition agreement. The fair market value of the stock at the day of the offering memorandum to purchase CardCall was $2.10 per share.

The   following  table  summarizes  information  about  fixed  stock  options outstanding at March 31, 1999

           _________ Options Outstanding _________Options Exercisable
                        Weighted
                        Average      Weighted                 Weighted
Range of   Number       Remaining    Average   Number         Average
Exercise   Outstanding  Contractual  Exercise  Excersiable    Exercise
Prices      at 3/31/99  Life         Price     at 3/31/99     Price
---------  -----------  -----------  --------  -----------   ---------
$  .50 to
   .60         73,000     1 year        .58       73,000         .58
   .19      2,230,000        2.0        .19    2,230,000         .19
   .20        325,245        3.0        .20      325,245         .20
   .68      3,535,443        4.5        .68    1,845,443         .68
1.00 to
  1.34        605,000        4.5       1.05      605,000        1.05
           -----------               ------   -----------      -----
             6,768,688                  .53    5,078,688         .34

On April 1, 1999, 1,690,000 of the options exercisable at $.68 became exercisable.

At March 31, 1999, 525,391 warrants to purchase common stock through 2003, with exercise prices from $1.96 to $3.63, were outstanding. In 1999, 100,000 warrants were issued and 6,399 were exercised.

Note 8. Investments

The Company has classified its common stock securities of SmarTalk as trading securities and accordingly has reported the securities at their net realizable value, since the securities were sold on May 15, 1998 for $8,124,761 at a net gain of $ 2,813.

  Equity securities at cost         $ 8,121,948
  Net realizable value                8,124,761
                                      ---------
  Gain                              $     2,813
                                    -----------
Note 9. Notes Payable

In February 1998, the Company placed 326,531 shares of restricted common stock of SmarTalk with a financial institution. (See Note 5 for description of SmarTalk transaction.) The Company borrowed against this stock on a short-term basis, and such borrowings totaled $4,938,942 at March 31, 1998. On May 15, 1998, the SmarTalk stock was sold, and the debt of $4,938,942 was repaid on June 5, 1998.

Note 10.  Preferred Stock

The Company has authorized, but unissued shares, of non-voting preferred stock that may be issued in series with such preferences as determined by the Board of Directors. The following series of preferred stock have been issued in the last three fiscal years.

Series C
--------

On February 18, 1997, the Company issued 1,500 shares of Series C non-voting, non-cumulative convertible preferred stock for $1,500,000 to certain shareholders of CardCall International, repayable on February 19, 1999. The holders of these shares are entitled to receive dividends (based upon the number of common shares the preferred shareholder would have, if a conversion was effected) when a common stock dividend is declared.

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

Series D
-------

In July 1997, 450 shares of the Series D non-voting convertible preferred shares, $1,000 par value, were issued by the Company for $450,000. The shares were convertible to common stock 60 days from the issue date at 75% of the average closing bid price of the common stock for the five days prior to conversion. If the conversion took place 90 days after the issue date, the shares were convertible at 70% of the average closing bid price of the common stock for five days prior to conversion. The Company recorded a deemed dividend of $157,500 for the discount upon conversion. In connection with this transaction, the Company issued to the preferred shareholders 42,189 warrants to purchase common shares exercisable at $2.50 through July 2000. The preferred shares and deemed dividends were converted to 352,558 common shares in the year ended March 31, 1998.

Series E
-------

In the year ended March 31, 1998, the Company issued $2,000,000 of Series E 8% non-voting convertible preferred shares repayable two years from the date of issuance. The first 22% of the shares are convertible to common stock 60 days from the issue date at 80% of the average closing bid price of the common stock for the five days prior to conversion. If the conversion takes place 90 days after the issue date, 45% of the shares are convertible to common stock at 77% of the average closing bid price of the common stock for the five days prior to conversion. After 120 days, any remaining shares can be converted at 74% of the average closing bid price for the five days prior to conversion. In connection with this offering, 802,000 common shares were placed with an escrow agent to facilitate any conversions. In addition, 250,000 warrants exercisable at prices ranging from $1.82 to $2.93 through 2003 were granted to these preferred shareholders.

The Company recorded a deemed dividend of $479,800 for the discount upon conversion. Preferred shares of $1,389,950, deemed dividends of $332,866 and $23,420 of the 8% coupon rate dividends were converted to 899,273 common shares in the year ended March 31, 1998. The 802,000 escrowed shares were used in the conversion.

At March 31, 1998, $610,050 of Series E shares remained outstanding and accrued preferred dividends relating to this issue were $184,179. In 1999, $610,050 of preferred shares, deemed dividends of $146,934 and $44,557 of the 8% coupon rate dividends were converted to common shares.

Series A
-------

The holders of Series A preferred shares are entitled to receive dividends at 9.25% per annum at the time legally available. Such dividends are cumulative from the date of purchase of the stock. The preferred shares are non-voting and in the event of liquidation of the Company, the preferred shareholders are entitled to payment of an amount equal to par value of the preferred shares before any distribution to other shareholders.

There are no stated redemption terms associated with the Company's Series A preferred stock. No preferred stock dividends have been declared or paid in the years ended March 31, 1999 and 1998. Accrued preferred stock dividends at March 31, 1998 were $177,177.

In 1999 the outstanding Series A preferred shares and dividends were converted to 321,811 common shares.

Series F
-------

In April 1998 the Company issued $3,000,000 of Series F 8% non-voting convertible preferred shares. The shares are convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the 10 days prior to conversion or $4. The securities must be converted into common shares within two years of the issue date. In connection with this offering, 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors.

The Company recorded a deemed dividend of $750,000 for the discount upon conversion. In 1999, $687,500 of Series F preferred shares, $171,750 of deemed dividends and $21,400 of 8% coupon rate dividends were converted to 1,110,901 common shares.

The activity of the Company's preferred stock issues is as follows:


                   Series    Series     Series     Series   Series
                     A         C          D          E        F       Total
Balance          --------- --------- --------- ---------  --------- ---------
   April 1, 1997 $305,000    $    --   $    -- $      --   $   --  $ 305,000

Issued                 -- (1,500,000) (450,000)(2,000,000)     -- (3,950,000)

Converted to
  common shares        -- (1,500,000) (450,000)(1,389,950)     -- (3,339,950)

Balance
  March 31, 1998  305,000         --        --    610,050      --    915,050

Issued                 --         --        --        -- 3,000,000 3,000,000

Converted to
  common shares  (305,000)        --        --  (610,050)(687,500)(1,602,550)

Balance
  March 31, 1999  $    --     $   --    $   --   $   -- $2,312,500 $2,312,500


Note 11.  Long-Term Debt

Long-term debt consists of the following:          March 31,
                                              1999         1998

Note payable to bank, bearing interest at 9%
payable in monthly installments of $6,900,
due in February 2001. Note is secured by
all assets of Edge.                         $143,955      $  --

CyberFax bank loan, bearing interest
at prime plus 1.75%, due in June 2004.
Interest only for years 1998 through
1999, principle and interest for years
2000 through 2005.                               --       35,175
                                          ----------   ---------
                                            143,955       35,175

Less current portion of long-term debt       72,592           --
                                          ---------   ----------
                                            $71,363    $  35,175
                                          ---------   ----------
Aggregate annual principal payments are as follows:
2000, $72,592; 2001, $71,363.

Note 12.  Related Party Transactions

During the years ended March 31, 1999 and 1998, the Company received advances from and made payments for liabilities on behalf of certain officers and shareholders. The amount due to officers and shareholders was $195,305 at March 31, 1999 and $410,156 at March 31, 1998. The amount due from shareholders was $87,436 and $0, at March 31, 1999 and 1998, respectively.

Note 13.  Commitments and Contingencies

On May 3, 1999 the Securities and Exchange Commission (SEC) suspended trading in the Company's stock and is performing an investigation under the authority of Section 20(a) of the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934. The Company is fully cooperating in this investigation.

Leases

The Company has several operating lease agreements for office space. Aggregate annual minimum future rental payments under current leases are $150,465 in 1999; $116,715 in 2000; $68,984 in 2001; $57,204 in 2002; $57,204
in  2003;  $10,404 in 2004 and $20,808 thereafter. Rent expense was  $222,524 and $171,007 in the years ended March 31, 1999 and 1998, respectively.

In February 1998, DCI Spain, the Company's Spanish subsidiary, entered into a contract for a leased line in Spain. The cost of this line is $11,900 per month. The contract is on a month-to-month basis and may be canceled by either party, in writing, with 30-day notice. Prior to entering this agreement, the Company was operating line usage on an incurred basis.

Employment Agreements

The Company has employment contracts with certain key employees that provide for minimum annual compensation of $952,000 in 1999 and 2000; $377,000 in 2001 and $50,000 in 2002, plus annual increases based on the consumer price index.

Litigation

Legal proceedings have been instituted against the Company by a former employee and various other parties. In addition to this litigation, the Company is party to legal actions arising during the normal course of business. In the opinion of management, the ultimate outcome of the above litigation will have no material effect on the financial position, results of operations or cash flows of the Company.

Common and Preferred Stock

During the fiscal years ended March 31, 1999 and 1998, the Company issued shares of its common and preferred stock. These shares were not registered under the Securities Act of 1933, based on the exemption from registration thereunder provided by Section 4 (2) for offerings not involving a public offering.

Concentration of Risk

One of the Company's subsidiaries, Edge, purchases primarily all line time through IXC Communications.

Note 14. Employee Benefit Plans

During  1998, the Company established an Employee Pretax Savings  Plan  (401K plan) for its employees. Under this plan the Company contributes up to 50% of an employee's contribution to the plan. The Company incurred approximately $5,500 of pension expense in 1998, and $14,174 in 1999 relating to this plan.

Note 15.  Fixed Assets

Fixed assets consist of:
                                                March 31,
                                           1999          1998

 Telecommunications switches
    and equipment                        $337,260      $ 205,925
 Equipment - furniture and fixtures       340,474        264,716
 Leasehold improvements                    46,309             --
                                        ---------      ---------
                                          724,043        470,641
     Accumulated depreciation             124,868         57,410
                                        ---------      ---------
                                         $599,175       $413,231
                                        ---------      ---------

Note 16. Earnings Per Share

Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.

Excluded from the computations of net loss per share, diluted at March 31, 1998 and 1999, are:


                                           1999 1998

 Convertible preferred stock             979,873      504,194
 Stock options                         6,768,688    8,849,611
 Stock warrants                          525,391      432,189
                                       ---------   ----------
 Total Shares                          8,273,952    7,221,632

Note 17.  Income Taxes

In February 1992, the FASB issued SFAS No. 109, effective for fiscal years beginning after December 15, 1992. This statement established financial accounting and reporting standards for the effect of deferred income taxes using the liability approach, as compared to the concept of matching tax expense to pre-tax income (deferred method) required under previous accounting standards. In addition, under previous accounting standards, the tax benefit of utilizing operating loss carry-forwards was reflected as an extraordinary item.

Deferred tax assets and liabilities are determined utilizing the enacted tax rates applicable to the period the temporary differences are expected to be paid or recovered. Accordingly, the current-period tax provision can be affected by the enactment of new tax rates. The statement requires a valuation allowance reducing the deferred tax asset if it is more likely than not that some portion of the asset will not be realized. DCI and its wholly owned subsidiaries have a net operating loss carry-forward of approximately $13,750,000 as of March 31, 1999, which expires through 2014. During 1998, the Company utilized a net operating loss of $4,287,109, which resulted in a tax benefit of $1,457,614. A deferred tax benefit has not been recorded with respect to the remaining net operating loss carry-forward.

The provision for income taxes was different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation.

                                                  1999          1998

Taxes computed at U.S. statutory rates        $     --      $ 1,717,876

Tax benefit from discontinued operations            --         (260,262)

Tax benefit of net operating loss
  carryforward                                      --      $(1,457,614)
                                               ----------   -----------
Income taxes at the Company's effective
  tax rate                                     $        0     $       0
                                               ----------   -----------

The difference between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                 1999         1998

Statutory federal tax rate                         --           34%

Tax benefit from discontinued operations           --         (  5%)

Tax benefit of net operating loss
  carryforward                                     --         ( 29%)

Income taxes at the Company's effective
  tax rate                                         --            0%
                                              ---------     --------

Note 18.  Segment Information

The following table shows sales, operating earnings (loss) and other financial information by industry segment for the years ended March 31,1999 and 1998.

1999                Travel     Media     Telecom      Corporate  Consolidated
----              ---------   -------   ---------     ---------  ------------
Sales            $1,406,801  $3,561,906 $29,081,297  $      --   $34,050,004
Operating
(loss)
earnings            (25,027)    186,566  (7,176,825) (3,410,428) (10,425,714)

Identifiable
Assets              114,724   6,718,067  13,623,636  16,281,905   36,738,332

Depreciation            320       6,050     157,088      58,216      221,674

Capital
Expenditures          1,368          --      41,015     133,336      175,719


1998                Travel                Telecom    Corporate   Consolidated
----              ---------               --------   ---------    ----------

Sales           $ 1,194,199             $ 3,294,602  $      --  $  4,488,801
Operating
(loss)
earnings            (28,764)               (972,734) (1,407,981)  (2,359,479)

Identifiable
assets               46,130               2,071,354  14,251,470   16,368,954

Depreciation          5,861                 124,223      13,364      143,448

Capital
expenditures          7,491                 207,706      22,142      237,339


The Company's operations are classified into three business segments as follows:

Travel - Includes a travel agency.

Telecommunications  -  Includes  prepaid  phone  cards  and   long   distance
communications.

Media, Inc. - Distribution of syndicated programming and motion pictures to the television and cable industry

NOTE 19. WAVETECH INTERNATIONAL MERGER

On November 6, 1998, the Company entered into a merger agreement with Wavetech International. The agreement called for the exchange of common stock on a one-share-for-one-share basis, with Wavetech being the surviving company.

On February 26, 1999, the Company and Wavetech entered into an agreement whereby DCI issued 568,846 shares of common stock for 568,846 shares of Wavetech common stock.

In May 1999, the merger agreement was canceled. On June 18, 1999, the Company and Wavetech agreed to terminate the stock exchange agreement and return the shares issued. No value was placed on the shares issued by DCI or the Wavetech shares received by DCI due to the termination agreement.