Form 10QSB
period 1999-06-30
DCI TELECOMMUNICATIONS INC
filed 1999-08-20
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
    June 30, 1999                                    2-96976-D
-----------------------                         ------------------

                      DCI TELECOMMUNICATIONS, INC.
       ------------------------------------------------------
       (Exact Name of Registrant as specified in its charter)

             COLORADO                            84-1155041
          ---------------                  -----------------------
   (State or other jurisdiction          (IRS Employer Identification
  of incorporation or organization)               Number)


           611 Access Road, Stratford, Connecticut  06615
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
                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
       29,956,263             Common Stock,         August 2, 1999
                              $.0001 par value

                        DCI TELECOMMUNICATIONS, INC.

                                  Index


                      PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

       Balance Sheet June 30, 1999                                    3

       Statements of Operations
        Three Months Ended June 30, 1999 and 1998                     5

       Statements of Cash Flow
        Three Months ended June 30, 1999 and 1998                     7

       Notes to Unaudited Financial Statements
        June 30, 1999                                                 9

ITEM 2.

       Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 12


                                 PART II

       Other Information                                              18

       Signatures                                                     20

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet
                               (unaudited)


                                                        June 30,
ASSETS                                                    1999
                                                          ----
Current assets:
Cash                                                   $1,389,381
Accounts receivable, net                                5,466,065
Other current assets                                      660,784
Inventory                                                 116,469
Due from shareholders                                      84,661
                                                        ---------
Total Current Assets                                    7,717,360

Fixed assets                                              789,156
Less: Accumulated depreciation                           (160,371)
                                                        ---------
Net Fixed Assets                                          628,785

Accounts receivable- long term                          1,022,542
Deposits                                                  471,405
Other assets                                               62,555

Master service agreement                               15,671,875
Less: accumulated amortization                         (1,567,188)
                                                        ---------
Net master service agreement                           14,104,687

Cost in excess of assets acquired:
 Travel Source                                             86,379
 Muller Media                                           1,634,436
 Edge Communications                                    6,940,976

----------
                                                        8,661,791
Less: Accumulated amortization:                          (491,158)
                                                       ----------
Net cost in excess of assets acquired                 8,170,633
                                                      -----------
Total Assets                                          $32,177,967
                                                      -----------
                                                      -----------
                                                              (continued)



See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY                     June 30,
                                                           1999
Current Liabilities:                                       ----

Accounts payable and accrued expenses                 $10,433,224
Preferred stock dividend                                  794,150
Due to shareholders                                       240,021
Deferred revenue-prepaid phone cards                      200,453
Current portion of long term debt                          72,592
                                                       ----------
Total Current Liabilities                              11,740,440

Long-term debt                                             54,040
Accounts payable                                          709,188

Redeemable, convertible preferred stock,
$1,000 par and redemption
value, 2,000,000 shares authorized,
2302 shares issued & outstanding                        2,302,500
                                                       ----------

Total Liabilities                                      14,806,168
                                                       ----------
Commitments and Contingencies (Note 3)

Common stock, $.0001 par value,
 500,000,000 shares authorized,
 29,862,633 shares issued and outstanding                   2,986
Paid-in capital                                        33,079,183
Treasury stock (780,500 shares at cost)                (1,127,439)

Accumulated deficit subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated  $4,578,587)                      (14,582,931)
                                                      -----------
Total Shareholders' Equity                             17,371,799
                                                      -----------
Total Liabilities and Shareholders' Equity            $32,177,967
                                                      -----------
                                                      -----------

                      DCI Telecommunications, Inc.
               Consolidated Statements of Operations
                               (unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                      1999         1998

  Sales - travel                                    $ 297,617  $ 331,062
  Sales - products                                  6,191,842  4,599,776
                                                   ---------- ----------
  Net sales                                         6,489,459  4,930,838

  Cost of sales - travel                              242,758    284,894
                - product                           6,851,867  4,105,983
                                                   ---------- ----------
  Cost of sales                                     7,094,625  4,390,877

    Gross profit/Loss                                (605,166)   539,961

 Selling, general and administrative expenses         588,802   362,407
 Salaries and compensation                            556,892   499,188
 Professional and consulting fees                     336,356   321,885
 Amortization and depreciation                        933,414   225,222
                                                    --------- ----------
                                                    2,415,464 1,408,702

 Loss before other (expense) income                (3,020,630) (868,741)

 Other Income and (expense)

 Investment income                                     78,929    18,187
 Interest expense                                      (5,709)  (76,992)
                                                    --------- ----------
                                                       73,220   (58,805)
 Loss from continuing operations before
  minority interest                                (2,947,410) (927,546)

 Minority interest                                         --    (3,213)
                                                    ----------- --------
 Loss from continuing operations                   (2,947,410) (930,759)

                                                              (continued)

Discontinued operations:
 Loss from discontinued
  CyberFax operations:
    (net of applicable income tax
     benefit of $0 in 1998)                                --    (84,160)
                                                   -----------  ---------
Net (loss) before
 dividends on preferred stock                      (2,947,410)(1,014,919)

Dividends on preferred stock                           46,050    543,951

Net (loss) applicable to
  common shareholders                              (2,993,460)(1,558,870)

Basic and diluted net (loss)
 per common share:
Loss from continuing operations                          (.10)      (.08)

Loss from discontinued operations                          --       (.01)

Net loss per common share - basic and diluted            (.10)      (.09)

Weighted average common
  shares outstanding - basic and diluted           29,850,199 17,719,279


See accompanying notes to consolidated financial statements.

                       DCI Telecommunications, Inc.
                  Consolidated Statements of Cash Flows
                               (unaudited)

                                               Three Months Ended
                                                    June 30
                                               1999          1998

Reconciliation of net loss to net cash
  used in operating activities:
Net loss from continuing operations       $ (2,947,410) $(  930,759)
Adjustments to reconcile net loss from
continuing operations to net cash
  used in operating activities:
        Amortization and depreciation          933,414      225,222
        Discontinued operations                     --      (84,160)
        Minority interest                           --        3,213

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                             --        25,771
        Accounts receivable                 (1,180,692)   (1,997,214)
        Inventory                                3,364      (259,669)
        Deposits                               (46,258)      (56,171)
        Prepaid expenses                            --       (38,879)
        Other current assets                  (368,878)       57,885

     Increase (Decrease):
        Accounts payable & accrued expenses   3,335,864      565,526
        Deferred revenue                        (67,490)     104,545
                                             -----------   ---------
            Total adjustments:                2,609,324   (1,453,931)
                                            ------------  ----------
Net cash (used in) operating activities      (  338,086)  (2,384,690)


Cash flows from (used in) investing activities:
        Additions to fixed assets             ( 65,113)     (265,076)
        Cash acquired with acquisitions             --     1,548,947
        Investment in Muller Media                  --    (2,000,000)
        Decrease in long term assets            79,951            --
                                            ----------   -----------
Net cash from (used in) investing activities $  14,838  $   (716,129)

                                                              (continued)

Cash flows from (used in) financing activities:
        Proceeds from stock
            options exercised                   51,275        248,589
        Purchase of treasury stock                  --       (355,318)
        Payment of notes payable                    --     (4,938,942)
        Proceeds from sale of preferred
            stock                                   --      2,750,000
        Due to joint venture                        --        688,157
        Due to shareholders                      2,775       (203,962)
        Advances from shareholders              44,716       (305,627)
        Proceeds from issuance
           of notes payable                         --            --
        Payment of long-term debt              (17,323)           --
        Sale of equity securities                   --      8,124,761
                                             ---------     ----------
Net cash from financing activities              81,443      6,007,658
                                             ----------    ----------
Net (decrease) increase in cash               (241,805)     2,906,839

Cash, beginning of period                    1,631,186        704,991
                                             ---------    -----------
Cash, end of period                         $1,389,381    $ 3,611,830
                                             ---------    -----------

Supplemental disclosures of cash flow information:

Cash paid for interest                         $ 5,709      $  78,000
Cash paid for income taxes                     $    --             --

     Non-cash investing and financing transactions:
      Acquisitions by stock and option  issuance:
          Edge Communications                       --      6,823,586
      Preferred stock dividends                 46,050        543,951
      Stock issued for other assets             40,000            --


See accompanying notes to consolidated financial statements.

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements June 30, 1999


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

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Material inter-company balances and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended March 31, 1999.

Loss per share was computed using the weighted average number of common shares outstanding.


NOTE 2.  Common and Preferred Stock
-----------------------------------

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

During the three months ended June 30, 1999, the holders of $10,000 of preferred shares of Series F Convertible Preferred Stock were converted to 18,651 common shares. In addition, options to purchase 2,200 common shares were exercised.

NOTE 3. Commitments and Contingencies
-------------------------------------

In the quarter ended June 30, 1999 the Company entered into a commitment to lease from Harris Digital Telephone Systems a debit card platform and switching equipment valued at $806,287. The Company advanced $100,000, and monthly lease payments of $24,152 are expected to commence in August or September. The lease term is thirty-six months after which DCI can buy the switch for $1.

At June 30, 1999 the $100,000 advance is included in the caption Deposits on the accompanying balance sheet.


NOTE 4. Sale of CyberFax
------------------------

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

In June 1999, with the agreement of DCI and some modifications of the agreement, Carlyle assigned all its rights and obligations to SmartFax, Inc., a private Canadian corporation. At the closing, SmartFax paid off its promissory note by issuing 5,000,000 shares of its common stock to DCI. No value has been placed on the SmartFax shares and no revenue or profit has been recorded.

CyberFax had sales of $48,145 and operating losses of $404,010 in fiscal year ended March 31, 1999 before discontinuance of operations. A loss of $1,098,228 was recorded on this transaction at March 31, 1999.

NOTE 5. DCI Europe Limited
--------------------------

On   July   23,  1999,  DCI  Europe  Limited  (since  renamed  Gloucester
Communications Limited) was served a Petition for issuance of an

Involuntary Winding Up Order. Given the current summer recess of the court, the Company expects the petition to be granted in October 1999.
DCI Telecommunications is still operating in the UK using different corporate entities. The accompanying financial statements do not reflect any adjustments that might result from this matter.

NOTE 6. Investment Banking Firm Engaged
---------------------------------------

On July 15, 1999 DCI announced the engagement of the investment banking firm of Trenwith Securities to evaluate the Company, identify potential purchasers of some or all of its businesses, and assist in a transaction if DCI's Board of Directors believed it to be in the best interests of shareholders.

                Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the three months ended June 30, 1999. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company, since its recent acquisitions, operates predominantly in the telecommunications industry providing a broad range of communication service. The Company's services include long distance, prepaid phone cards, motion picture distribution and a travel agency. Through continued investments and business acquisitions, the Company is expanding its business into rapidly developing markets in Europe.


Recent Acquisitions and Dispositions
------------------------------------

CYBERFAX, INC.
--------------

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

In June 1999, with the agreement of DCI and some modifications of the agreement, Carlyle assigned all its rights and obligations to SmartFax, Inc., a private Canadian corporation. At the closing, SmartFax paid off its promissory note by issuing 5,000,000 shares of its common stock to DCI. No value has been placed on the SmartFax shares and no revenue or profit has been recorded. It is expected that SmartFax will attempt an initial public offering in the next six months.

CyberFax had sales of $48,145 and operating losses of $404,010 in fiscal year end March 31, 1999 before discontinuance of operations. A loss of $1,098,228 was recorded on this transaction at March 31, 1999.

Liquidity and Capital Resources
-------------------------------

At June 30, 1999 the Company had unrestricted cash of approximately $1,389,000 and approximately $39,000 of marketable securities.

During the quarter ended June 30, 1998, the Company sold SmarTalk stock realizing net proceeds of $8,125,000. The Company repaid its loans of $4,939,000 that it had borrowed against its position in SmarTalk stock.

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


Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words believe, expect, estimate, anticipate, project and similar expressions may identify forward-looking statements.

Consolidated Results of Operations
----------------------------------


                                        Three Months Ended
                                              June 30,
                                         1999         1998
                                         ----         ----
Net Sales                             $6,489,459    $4,930,838
--------

Net sales increased approximately $1,500,000 in the 1999 three months compared to the corresponding 1998 period. Sales in England and Spain, principally prepaid phone cards, increased about $2,465,000 due to new contracts. Muller sales increased $450,000 principally because Muller was only acquired on June 9 of the 1998 first quarter. Partially offsetting these increases was a $1,000,000 decline due to the closing of Canadian operations late in fiscal 1999. Edge sales declined $320,000 due to residual effects of a shutdown in fiscal year end March 1999.


                                           1999        1998
                                           ----        ----
Cost of Sales                          $ 7,094,625  $4,390,877
-------------

Cost of sales in the June 30 quarter of 1999 exceeded 1998 by approximately $2,700,000. Cost of sales associated with the new European sales contracts noted above resulted in a $2,531,000 increase in 1999. Edge cost of sales increased $660,000 since it was only included for a portion of the 1998 quarter (acquired April 30, 1998) and due to the fact that Edge's margins were lower while trying to regain market share which was adversely effected by the temporary carrier service interruption in January and February of 1999. Muller cost of sales rose $365,000 since it also was only partially included in the 1998 quarter (acquired June 9, 1998). Partially offsetting these increases was a $810,000 decline from the closing of the Canadian operations late in fiscal year end March 1999.

                                               1999        1998
                                             --------    --------
Selling, General & Administration Expense  $  588,802    $362,407
-----------------------------------------

Selling, general and administrative expenses increased approximately $226,000 in the June 1999 quarter compared to a year ago. Increases in UK and Spain of about $200,000 was principally the result of $157,000 in bad debts. Increased Muller and Edge expenses due to their inclusion for a full quarter in 1999 also contributed to the increase.

                                          1999        1998
                                          ----        ----
Salaries and Compensation              $ 556,892  $ 499,188
-------------------------

Salaries in the 1999 first quarter increased about $58,000 over the 1998 quarter. Increased salaries at Edge and Muller due to their inclusion for a full quarter in 1999 resulted in a $216,000 increase. Partially offsetting this increase was $78,000 lower Canadian salaries due to discontinued operations and $80,000 less salaries in the UK due to staff reductions.

                                         1999        1998
                                         ----        ----
Professional and Consulting Fees      $336,356     $321,885
--------------------------------

Professional fees increased $14,000 in the 1999 first quarter. Legal and accounting fees increased approximately $124,000 due primarily to legal fees involving the SEC investigation and Edge's shutdown of operations in November and December 1998. The closing of the Canadian operations resulted in lower professional fees partially offsetting the Edge increase.

                                          1999        1998
                                          ----        -----
Amortization and Depreciation          $933,414     $225,222
-----------------------------

Amortization and depreciation increased $708,000 in the June 1999 quarter compared to June 1998. The shutdown of Canadian operations resulted in $134,000 lower costs in 1999. Amortization of the IXC master service agreement increased 1999 quarterly costs by $784,000. A full quarter of Edge goodwill amortization and depreciation increases account for the balance of the increase.

                                        1999        1998
                                        -----       ----
Investment Income                      $78,929     $18,187
Interest Expense                     ($  5,709)   ($76,992)

The $61,000 increase in investment income in 1999 is due to owning Muller Media for a full quarter in 1999 and less than one month in 1998.

The $71,000 decline in interest expense is because in the June 1998 first quarter, DCI parent had interest expense of $72,000 on short term borrowing against its SmarTalk stock investment.

                                           1999       1998
                                           ----       ----
Discontinued operations - CyberFax           --    ($ 84,160)
-----------------------

Since CyberFax was sold on March 30, 1999 and classified as discontinued operations, the $84,000 loss in 1998 June quarter has been reclassified as discontinued operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 19

ITEM 6 - Exhibits and Reports on Form 8K

1. Changes in Registrant's Certifying Accountant as filed on Form 8K, May 19, 1999 and as amended on Form 8K/A, July 02, 1999.


2. DCI Telecommunications, Inc. announced the engagement of Trenwith Securities as filed on Form 8K, July 15, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DCI TELECOMMUNICATIONS, INC.
                                          (Registrant)


Dated: August 20, 1999              By: /s/Joseph J. Murphy
                                        -------------------
                                        Joseph J. Murphy
                                        President

                                    By: /s/Russell B. Hintz
                                        -----------------------
                                        Russell B. Hintz
                                        Chief Financial Officer