Form 10QSB
period 1999-09-30
DCI TELECOMMUNICATIONS INC
filed 1999-11-19
CIK 769852

DCI TELECOMMUNICATIONS

                         611 Access Road
                       Stratford, CT 06615

                         (203) 380-0910

================================================================
November 19, 1999

Securities and Exchange Commission
Attn: Document Control
Judiciary Plaza

450 Fifth Street, N.W.
Room 1004 1-4
Washington, DC 20549

RE: DCI Telecommunications, Inc.

Dear Sir/Madam:

Enclosed is Form 10QSB for the period ending September 30, 1999

Sincerely,

/s/Joseph J. Murphy
----------------
Joseph J. Murphy
Chairman & CEO

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
 September 30, 1999                                   2-96976-D

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

                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date

----------------------------       -------           ----------
       30,090,759             Common Stock,       September 30, 1999
                             $.0001 par value

                           DCI TELECOMMUNICATIONS, INC.

                                  Index

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

       Balance Sheet September 30, 1999 ...................................    3
           Statements of Operations

        Six Months Ended September 30, 1999 and 1998 ......................    5

       Three Months Ended September 30, 1999 and 1998 .....................    5

           Statements of Cash Flow

        Six Months ended September 30, 1999 and 1998 ......................    7

       Notes to Unaudited Financial Statements

        September 30, 1999 ................................................    9


ITEM 2

       Management's Discussion and Analysis or

        Plan of Operations ................................................   11

                                     PART II

       Other Information ..................................................   18

       Signatures .........................................................   20

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet

                                   (unaudited)

                                                    September 30,

ASSETS                                                    1999

                                                          ----
Current assets:

Cash                                                  $ 1,276,272
Accounts receivable, net                                3,308,026
Other current assets                                      221,917
Inventory                                                 234,863
Due from shareholders                                      78,661
                                                        ---------
Total Current Assets                                    5,119,739

Fixed assets                                            1,582,076
Less: Accumulated depreciation                           (188,035)
                                                        ---------
Net Fixed Assets                                        1,394,041

Accounts receivable- long term                            724,713
Deposits                                                  172,865
Other assets                                              219,489

Cost in excess of assets acquired

 Travel Source                                             86,379
 Muller Media                                           1,634,436
 Edge Communications                                    6,940,976
                                                       ----------
                                                        8,661,791

Less: Accumulated amortization:                          (599,429)
                                                        ----------
Net cost in excess of assets acquired                   8,062,362
                                                        ----------
Total Assets                                          $15,693,209
                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY                   September 30
                                                           1999

Current Liabilities:                                       ----

Accounts payable and accrued expenses                 $ 6,996,465
Preferred stock dividend                                  838,220
Due to shareholders                                       169,278
Deferred revenue-prepaid phone cards                      175,950
Current portion of long term debt                          75,997
Capital lease payable                                     289,828
Short term note payable                                   172,500
                                                       ----------
Total Current Liabilities                               8,718,238

Long-term debt                                          1,781,314
Accounts payable                                          927,767
Capital lease payable                                     558,031

Redeemable, convertible preferred stock,
$1,000 par and redemption
value, 2,000,000 shares authorized,
2202 shares issued & outstanding                        2,202,500
                                                       ----------
Total Liabilities                                      14,187,850
                                                       ----------
Commitments and Contingencies

Common stock, $.0001 par value,
 500,000,000 shares authorized,
 30,090,759 shares issued and outstanding                   3,009

Paid-in capital                                        33,095,113
Treasury stock (1,356,547 shares at cost)              (1,127,439)

Accumulated deficit subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated  $4,578,587)                      (30,465,324)
                                                      -----------
Total Shareholders' Equity                              1,505,359
                                                      -----------
Total Liabilities and Shareholders' Equity            $15,693,209
                                                      ===========



                     See accompanying notes to consolidated
                             financial statements.

                          DCI Telecommunications, Inc.

                      Consolidated Statements of Operations

                                   (unaudited)

                              Three Months Ended      Six Months Ended
                                September 30,           September 30,

                              1999         1998       1999       1998
                              ----         ----       ----       ----

  Sales - travel         $  352,366 $   286,760 $   649,983   $  617,822
  Sales - products        2,126,633  10,687,898   8,318,475   15,287,674
                          ---------  ----------   ---------   ----------
  Net sales               2,478,999  10,974,658   8,968,458   15,905,496


  Cost of sales - travel    328,485     280,055     571,243      564,949
                - product 2,293,264   9,564,454   9,145,131   13,670,437
                          ---------   ---------   ---------   ----------
  Cost of sales           2,621,749   9,844,509   9,716,374   14,235,386

    Gross profit (loss)    (142,750)  1,130,149    (747,916)   1,670,110

 Selling, general and
  administrative expenses   350,564     689,943     939,366    1,052,350
 Salaries and
  compensation              499,207     662,945    1,056,099   1,162,133
 Professional and
  consulting fees           752,930     102,431    1,089,286     424,316
 Amortization and
  Depreciation              925,767     206,195    1,859,181     431,417
                          ---------   ---------    ---------  ----------
                          2,528 468   1,661,514    4,943,932   3,070,216
 Loss before other       (2,671,218)   (531,365)  (5,691,848) (1,400,106)
   (expense) income

Other income and (expense):
  Loss on master service
     agreement          (13,321,093)         --  (13,321,093)         --
  Gain on dissolution -
     Foreign subsidiary   1,446,399          --    1,446,399          --
  Investment income          72,700      24,746      151,629      42,933
  Interest expense       (1,409,181)     (1,970)  (1,414,890)    (78,962)
                         -----------   ---------  ----------   ---------
                        (13,211,175)     22,776  (13,137,955)    (36,029)

Loss from continuing operations

  before minority

  interest              (15,882,393)   (508,589)(18,829,803) (1,436,135)

Minority interest                --      15,214          --      12,001
                         ------------   -------  ----------- ----------
Loss from continuing    (15,882,393)   (493,375)(18,829,803) (1,424,134)
 operations

Discontinued operations

Loss from discontinued
 CyberFax operations
 (net of applicable income

  tax benefit of $0 in 1998)      --   (148,692)          --   (232,852)
                          -----------   --------  ---------- ----------
Net  loss  before        (15,882,393)  (642,067) (18,829,803)(1,656,986)
 dividends on preferred

 stock

Dividends on preferred
 stock                       (44,070)  (312,400)     (90,120)   (856,351)
                          ----------    -------   ----------  ----------
Net  loss  applicable to
 common shareholders    $(15,926,463) $(954,467)$(18,919,923)$(2,513,337)

                          ==========    =======   ==========   =========
Basic and diluted net loss per common shares:

Loss from continuing
 operations                   $(0.53)    $ (0.03)     $ (0.63)    $(0.12)

Loss from discontinued
 operations                       --     $ (0.01)         --      $(0.01)
                               ------     -------      -------    -------
Net loss per common
 share - basic and diluted    $(0.53)    $ (0.04)     $ (0.63)    $(0.13)
                               ======     =======      =======    =======
Weighted average common
 shares outstanding -

 basic and diluted         29,950,166  21,563,583   29,870,015 19,550,438







                     See accompanying notes to consolidated
                             financial statements.

                           DCI Telecommunications, Inc

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                               Six Months Ended
                                                 September 30

                                               1999          1998
                                               ----          ----
Reconciliation of net loss to
   net cash used in operating activities:
Net loss from continuing operations      $ (18,829,803) $(1,424,134)
                                            ----------   ----------
Adjustments to reconcile net loss from
continuing operations to net cash
  used in operating activities:
        Amortization and depreciation        1,859,181      431,701
        Discontinued operations                            (232,852)
        Minority interest                           --       12,001
        Loss on master service agreement    13,321,093           --
        Gain on foreign subsidiary
        dissolution                         (1,446,399)          --
        Accrued interest converted to note   1,348,605           --

   Changes in assets and liabilities:
     (Increase) Decrease in:
        Restricted cash                           ----        25,771
        Accounts receivable                 (2,806,153)   (1,682,884)
        Inventory                             (115,030)     (936,083)
        Deposits                                51,242       (27,344)
        Prepaid expenses                            --      (434,561)
        Other current assets                   162,528            --

     Increase (Decrease):
        Accounts payable & accrued expenses   5,834,194      527,483
        Deferred revenue                        (91,993)     440,109
        Current portion of long term debt         3,405           --
                                             -----------   ---------
            Total adjustments:               18,120,673   (1,876,659)
                                            ------------  ----------
Net cash  used in  operating activities      (  709,130)  (3,300,793)
                                            ------------  ----------
Cash flows from investing activities:
        Additions to fixed assets             (152,276)     (475,495)
        Cash acquired with acquisitions           ----     1,548,947
        Investment in Muller Media                  --    (2,000,000)
        Increase in long term assets           (61,377)           --
                                            ----------   -----------
Net cash used in investing activities         (213,653)     (926,548)
                                            ----------   -----------

Cash flows from financing activities:
        Proceeds from stock
            options exercised                   51,275        432,007
        Purchase of treasury stock                  --       (355,318)
        Payment of notes payable              (300,000)    (4,938,942)
        Increase in long term debt                  --        101,320
        Proceeds from sale of preferred
            stock                                   --      2,750,000
        Due to joint venture                        --        677,076
        Due to shareholders                    (26,027)
        Advances from shareholders               8,775       (368,058)
        Proceeds from issuance
           of notes payable                    872,500            --
        Payment of long-term debt              (38,654)           --
        Sale of equity securities                   --      8,124,761
        Common dividend                             --       (203,962)
                                             ---------     ----------
Net cash from financing activities             567,869      6,218,884
                                             ----------    ----------
Net (decrease) increase in cash               (354,914)     1,991.543

Cash, beginning of period                    1,631,186        704,991
                                             ---------    -----------
Cash, end of period                         $1,276,272    $ 2,696,534
                                             ---------    -----------

Supplemental disclosures of cash flow information:

Cash paid for interest                      $   64,000    $    91,000
                                             =========     ==========

Non-cash investing and financing transactions:
  Acquisitions by stock
      Edge Communications                     $     --    $ 6,823,586
                                                ======      =========
  Preferred stock dividends                   $ 90,120    $   856,351
                                                ======      =========
  Stock issued for other assets               $ 40,000    $       --
                                                ======      =========
  Assets acquired by lease                    $705,757    $       --
                                               =======      =========



                     See accompanying notes to consolidated
                             financial statements.

DCI Telecommunications, Inc.

Notes to Unaudited Consolidated Financial Statements September 30, 1999

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

NOTE 2.  Common and Preferred Stock

-----------------------------------

In April 1998, the Company issued $3,000,000 of Series F 8% non-voting convertible preferred shares. The shares were convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the ten days prior to conversion or $4 per share. The securities were to be converted into common shares within two years of the issue date. In connection with this offering 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with the investors.

During the six months ended September 30, 1999, $110,000 of preferred shares of Series F Convertible Preferred Stock were converted to 246,777 common shares.

Interest and penalties associated with the Series F preferred stock, were included in new notes issued in November 1999. (see Note 6-Subsequent Event-Financing)

In addition, options to purchase 2,200 common shares were exercised.

NOTE 3. Capital Lease

----------------------

In the quarter ended June 30, 1999 the Company entered into a commitment to lease from Harris Digital Telephone Systems a debit card platform and switching equipment valued at $806,287. The Company advanced $100,000. Monthly lease payments of $24,152 are expected to commence in November 1999. The lease term is thirty-six months after which DCI can buy the switch for $1. The lease has been recorded as a capital lease.

NOTE 4. DCI Europe Limited

--------------------------

On September 1, 1999, DCI Europe Limited (a subsidiary of DCI and since renamed Gloucester Communications Limited) which had been served an Involuntary Winding Up Order was placed in liquidation. At September 30, 1999, the remaining assets and liabilities were written off, resulting in a $1,446,399 gain.

NOTE 5. Master Service Agreement Write Off

------------------------------------------

As more fully described in the footnotes to the financial statements in the March 31, 1999 Form 10K, on December 3, 1998 the Company and IXC Communications Inc, entered into a stock acquisition agreement whereby IXC received 3,750,000 shares of DCI common stock in return for a Master Service Agreement valued at $ 15,671,875. The agreement was to provide DCI with most favorable rates, a credit line and co-location of equipment and other shared facilities in addition DCI was to receive switch equipment from a third party as part of a different but related agreement.

As of September 30, 1999, the Company believes it has not received rates which are competitive, has not received the switching equipment, and has suspended all business with IXC. As a result, the company has written off the remaining unamortized investment totaling $ 13,321,093.

Note 6. Subsequent Event - Financing

-----------------------------------

On November 12, 1999, the Company received $1,000,000, as part of a new financing package. An existing loan of $400,000, interest and penalties associated with the Series F Preferred Stock totaling $ 1,348,605, and the new $1,000,000 proceeds advanced, are all included in new five year notes with interest at six percent per annum. The lenders have various methods of redemption to choose from, including cash from VAT refunds from the United Kingdom, proceeds from the sale of Muller Media if any, and conversion into DCI common stock at $0.25 per share subject to certain conditions.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI
Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the six months ended September 30, 1999. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company, since its recent acquisitions, operates predominantly in the telecommunications industry providing a broad range of communication service. The Company's services include long distance telephone service, prepaid phone cards, motion picture distribution and a travel agency. Through continued investments and business acquisitions, the Company is expanding its business into rapidly developing markets in Europe.

Recent Acquisitions and Dispositions

------------------------------------

CYBERFAX, INC.

--------------

On March 30, 1999, DCI Telecommunications sold all of the outstanding shares of common stock of its subsidiary CyberFax, Inc. to Carlyle Corporation, a Nevada corporation. DCI received a $5,000,000 promissory note from Carlyle that was payable on March 30, 2000, and bore interest at 9%, paid and compounded quarterly.

In June 1999, with the agreement of DCI and some modifications of the agreement, Carlyle assigned all its rights and obligations to SmartFax, Inc., a private Canadian corporation. At the closing, SmartFax paid off its promissory note by issuing 5,000,000 shares of its common stock to DCI. No value has been placed on the SmartFax shares and no revenue or profit has been recorded. It is expected that SmartFax will attempt an initial public offering in the future.

CyberFax had sales of $48,145 and operating losses of $404,010 in fiscal year end March 31, 1999 before discontinuance of operations. A loss of $1,098,228 was recorded on this transaction at March 31, 1999.

DCI Europe Limited

------------------

On September 1, 1999, DCI Europe Limited (a subsidiary of DCI and since renamed Gloucester Communications Limited) which had been served an Involuntary Winding Up Order was placed in liquidation. At September 30, 1999, the remaining assets and liabilities were written off, resulting in a $1,446,399 gain.

Master Service Agreement Write Off

----------------------------------

As more fully described in the footnotes to the financial statements in the March 31, 1999 Form 10K, on December 3, 1998 the Company and IXC Communications Inc, entered into a stock acquisition agreement whereby IXC received 3,750,000 shares of DCI common stock in return for a Master Service Agreement valued at $ 15,671,875. The agreement was to provide DCI with most favorable rates, a credit line and co-location of equipment and other shared facilities in addition DCI was to receive switch equipment from a third party as part of a different but related agreement.

As of September 30, 1999, the Company believes it has not received rates which are competitive, has not received the switching equipment, and has suspended all business with IXC. As a result, the company has written off the remaining unamortized investment totaling $ 13,321,093.

Liquidity and Capital Resources

-------------------------------

At September 30, 1999 the Company had unrestricted cash of approximately $1,276,000. Net cash declined $355,000 during the last six months. Cash used in operating activities approximated $710,000 and cash invested in fixed assets totaled $152,000.

The Company supported those needs by raising $872,500 from the issuance of notes, of which $300,000 was paid back by September 30.

The write off of the Master Service Agreement, of $13,321,000, the interest and penalties on the Series F Preferred Stock and the $1,446,000 gain on dissolution of DCI Europe were non-cash transactions and had no impact on liquidity.

In November 1999, the Company raised $1,000,000 in debt financing (See Note 6).

The Company is planning on further expansion in Europe and the ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available or, if available, will be on acceptable terms.

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

COMPANY'S STATE OF READINESS

------------------------------------------------------------

One of the Company's critical internal areas is its information technology systems, including general ledger, accounts receivable, payable, inventory and related packages for DCI and each of its subsidiaries. In this regard, the parent Company has installed new software and has installed or upgraded the financial systems in each of its subsidiaries to be Year 2000 compliant.

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

COSTS

----------

The Company has addressed Year 2000 issues in-house and, at the present time, there are no other anticipated costs. Total costs were approximately $ 45,000.


RISK

----

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

----------------

The Company, based upon a survey conducted with major suppliers, especially for financial reporting and telecommunication services, is satisfied that these suppliers are able to meet all Year 2000 requirements and therefore will not be preparing a contingency plan.

The Company has upgraded its internal accounting systems to meet these requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

-------------------------------------------------------------------------

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "anticipate", "project" and similar expressions may identify forward-looking statements.

Consolidated Results of Operations

----------------------------------

                                              Six months Ended
                                               September 30,
                                            1999           1998
                                            ----           ----
Net Sales                                $8,968,458    $15,905,496
--------

Net sales declined $ 6,937,000 in the six months ending September 30,

1999, compared to the same period a year ago. Sales of Edge Communications declined $ 7,104,000 during this period, principally as a carryover result of the shutdown of prepaid phone cards during the last fiscal year. Due to this shutdown, Edge encountered difficulties in rebuilding its business, and therefore it incurred a loss at the gross margin level in its efforts to regain market share. Sales also declined $ 2,500,000 due to the absence of the joint venture Phoneline, which was written off on March 31, 1999, but this was more than offset by increased sales in Europe, principally in England.

                                                       1999        1998
                                                       ----        ----
Cost of Sales                                     $ 9,716,374  $14,235,386
-------------

Cost of sales declined $4,519,000 in the first six months compared to a year ago. Edge's cost of sales dropped $4,987,000 due to the situation described above. However, the cost of sales Edge did incur was higher than the original sales price and resulted in a negative gross margin for the company as a whole. Higher cost of sales in Europe, associated with higher sales, principally accounts for the reminder of the variance.

                                               1999        1998
                                             --------    --------
Selling, General & Administration Expense  $  939,366   1,052,350
-----------------------------------------

Selling, general and administrative expenses declined $113,000, in the current period compared to last years six month period. Administrative expenses in the expanded European operations were approximately $144,000 less than the prior years Phoneline Joint Venture and European costs.

                                           1999         1998
                                           ----         ----
Salaries and Compensation              $ 1,056,099 $ 1,162,133
-------------------------

Salaries declined $106,000 in the 6 months ended September 1999. The absence of the Phoneline Joint Venture resulted in a $164,000 decline. Modest increases in other companies partially offset this decline.

                                         1999        1998
                                         ----        ----
Professional and Consulting Fees      $1,089,286   $424,316

--------------------------------

Professional fees increased $665,000 in the current six month period. A legal matter involving Edge's carrier service and switching equipment, the successful defense of two lawsuits against DCI, and legal and accounting costs associated with the Securities and Exchange Commission investigation of the Company and corresponding restatements of financial statements, are the main reasons for this unfavorable variance.

                                          1999        1998
                                          ----        -----
Amortization and Depreciation          $1,859,181   $431,417
-----------------------------

Amortization and depreciation increased $1,428,000 over the prior years six month period. Amortization of the Master Service Agreement through September 30, 1999 totaled $1,567,188 ($0 in the prior year). Partially offsetting this is the absence of amortization of goodwill associated with the now closed Canadian Operations totaling $100,000.

                                        1999        1998
                                        ----        ----
Loss on Master Service Agreement    $(13,321,093)   $ 0

This represents the write off of the remaining net value assigned to the Master Service Agreement purchased with DCI common stock in the last fiscal year. The Company never received the favorable carrier rates it expected or certain switching equipment, and has suspended operations with the carrier.

                                          1999     1998
                                         -----     ------
Gain on Dissolution - Foreign
Subsidiary                          $1,446,399     $   0

A petition for issuance of an Involuntary Winding Up Order was issued against one of the Company's subsidiaries in Great Britain. The gain is the result of the write off of the remaining liabilities exceeding the write off of the remaining assets due to the large bad debt provision on March 31, 1999.

                                         1999       1998
                                        -----       ----
Investment Income                     $151,629     $42,933
Interest Expense                   ($1,414,890)   ($78,962)

The entire investment income of $ 151,629 in 1999 is the result of higher income for Muller Media which was included for six months in 1999 and only four months in 1998.

The increase in interest expense of $1,336,000 is the result of interest and penalties associated with the inability of Series F Preferred holders to convert to common shares and was converted to a note in November 1999.

                                           1999       1998
                                           ----       ----
Discontinued operations - CyberFax         $  0    ($232,852)
-----------------------

Since CyberFax was sold on March 30, 1999 and classified as discontinued operations, the $232,000 loss in 1998 June six months has been reclassified as discontinued operations.

                                     PART II

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
          Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
          Page 19

ITEM 6 - Exhibits and Reports on Form 8K

1. Changes in Registrant's Certifying Accountant as filed on Form 8K, Oct 11, 1999, and as amended on Form 8K/A, October 26, 1999, and further amended on November 8, 1999

2. Changes in Registrant's Certifying Accountant as filed on form 8K, November 15, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DCI TELECOMMUNICATIONS, INC.

                                          (Registrant)

Dated: November 19, 1999            By: /s/Joseph J. Murphy
                                        -----------------------
                                        Joseph J. Murphy
                                        Chairman & CEO

                                        By: /s/Russell B. Hintz
                                        -----------------------
                                        Russell B. Hintz
                                        Chief Financial Officer