Form 10QSB
period 1999-12-31
DCI TELECOMMUNICATIONS INC
filed 2000-02-16
CIK 769852

DCI TELECOMMUNICATIONS

                         611 Access Road
                       Stratford, CT 06615

                         (203) 380-0910

================================================================
February 16,2000

Securities and Exchange Commission
Attn: Document Control
Judiciary Plaza

450 Fifth Street, N.W.
Room 1004 1-4
Washington, DC 20549

RE: DCI Telecommunications, Inc.

Dear Sir/Madam:

Enclosed is Form 10QSB for the period ending December 31, 1999

Sincerely,

/s/Joseph J. Murphy

----------------
Chairman

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
 December 31, 1999                                    2-96976-D

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

                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date

----------------------------       -------           ----------
       30,775,644             Common Stock,       December 31, 1999
                             $.0001 par value

                           DCI TELECOMMUNICATIONS, INC.

                                  Index

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

       Balance Sheet December 31, 1999                             3

           Statements of Operations

        Nine Months Ended December 31, 1999 and 1998               5

           Statements of Cash Flow

        Nine Months Ended December 31, 1999 and 1998               7

       Notes to Unaudited Financial Statements

        December 31, 1999                                          9


ITEM 2.

       Management's Discussion and Analysis of

        Financial Condition and Results of Operations             10


                                     PART II

       Other Information                                          17

       Signatures                                                 19

                          DCI Telecommunications, Inc.
                           Consolidated Balance Sheet

                                   (unaudited)

                                                       December 31,

ASSETS                                                    1999

                                                          ----
Current assets:

Cash                                                  $ 1,221,432
Accounts receivable, net                                3,424,970
Other current assets                                      300,399
Inventory                                                  99,722
Due from shareholders                                      84,661
                                                        ---------
Total Current Assets                                    5,131,184

Fixed assets                                            1,632,161
Less: Accumulated depreciation                           (192,696)
                                                        ---------
Net Fixed Assets                                        1,439,465

Accounts receivable- long term                            972,201
Deposits                                                  148,573
Other assets                                               10,308

Cost in excess of assets acquired:
 Travel Source                                             89,379
 Muller Media                                           1,634,436
                                                        ---------
                                                        1,723,815
Less: Accumulated amortization:                          (134,671)
                                                        ----------
Net cost in excess of assets acquired                   1,589,144
                                                       -----------
Total Assets                                          $ 9,290,875
                                                       ==========

                                                         (continued)

          See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY                    December 31
                                                           1999

Current Liabilities:                                       ----

Accounts payable and accrued expenses                 $ 8,452,594
Preferred stock dividend                                  881,970
Due to shareholders                                       145,460
Current portion of long term debt                          75,997
Capital lease payable                                     289,828
Short term note payable                                    80,000
                                                       ----------
Total Current Liabilities                               9,925,849

Long-term debt                                          2,715,966
Accounts payable                                        1,147,463
Capital lease payable                                     558,031

Redeemable, convertible preferred stock,
$1,000 par and redemption
value, 2,000,000 shares authorized,
2,188 shares issued & outstanding                       2,187,500
                                                       ----------
Total Liabilities                                      16,534,809
                                                       ----------
Commitments and Contingencies

Common stock, $.0001 par value,
 500,000,000 shares authorized,
 30,775,644 shares issued and outstanding                   3,077
Paid-in capital                                        33,276,344
Treasury stock (1,356,547 shares at cost)              (1,127,439)
Accumulated deficit subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated  $4,578,587)                      (39,395,916)
                                                      -----------
Total Shareholders' Equity                             (7,243,934)
                                                      -----------
Total Liabilities and Shareholders' Equity            $ 9,290,875
                                                      ===========

          See accompanying notes to consolidated financial statements.

                          DCI Telecommunications, Inc.

                      Consolidated Statements of Operations

                                   (unaudited)

                                                     Nine Months Ended
                                                         December 31,

                                                      1999       1998

  Sales - travel                               $    908,363  $   937,295
  Sales - products                               10,824,755   26,045,792
                                                 ----------   ----------
  Net sales                                      11,733,118   26,983,087

  Cost of sales - travel                            796,835      850,919
                - product                        12,817,582   23,372,310
                                                 ----------   ----------
  Cost of sales                                  13,614,417   24,223,229

    Gross profit (loss)                          (1,881,299)   2,759,858

 Selling, general and
  administrative expenses                         1,301,096    1,802,018
 Salaries and
  compensation                                    1,570,384    1,774,990
 Professional and
  consulting fees                                 1,374,976      732,505
 Amortization and
  depreciation                                    1,913,608      661,928
                                                 ----------   ----------
                                                  6,160,064    4,971,441

 Loss before other (expense) income              (8,041,363)  (2,211,583)

Other income and (expense):
  EDGE goodwill write-off                        (6,480,048)          --
  Loss on master service
  agreement                                     (13,321,093)          --
  Gain on dissolution-foreign
  subsidiary                                      1,426,149           --
  Investment income                                 249,000      138,762
  Interest expense                               (1,593,040)     (83,162)
                                                 ----------    ---------
                                                (19,719,032)      55,600

                                                                 (continued)

Loss from continuing operations
  before minority
  interest                                      (27,760,395)  (2,155,983)

Minority interest                                        --      148,505
                                                 ----------   ----------
Loss from continuing
 operations                                     (27,760,395)  (2,007,478)

Discontinued operations

Loss from discontinued
 CyberFax operations
 (net of applicable income
  tax benefit of $0 in 1998)                             --     (285,173)
                                                 ----------   ----------
Net loss   before
 dividends on preferred
 stock                                          (27,760,395)  (2,292,651)
Dividends on preferred
 Stock                                             (133,870)    (902,851)
                                                 ----------   ----------
Net loss   applicable to
 common shareholders                           $(27,894,265) $(3,195,502)
                                                 ==========   ==========
Basic and diluted net loss per common shares:

Loss from continuing
 operations                                          $(0.92)   $   (0.14)
Loss from discontinued
 operations                                          $   --    $   (0.01)
                                                      ------     -------
Net loss per common
 share - basic and diluted                           $(0.92)   $   (0.15)
                                                      ======     =======
Weighted average common
 shares outstanding -
 basic and diluted                               30,242,819    21,369,670

     See Accompanying Notes to Consolidated Financial Statements

                           DCI Telecommunications, Inc
                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                              Nine Months Ended
                                                December 31

                                               1999          1998
                                               ----          ----

Reconciliation of net loss to net
 cash used in operating activities:
Net loss from continuing operations       $(27,760,395) $(2,007,478)
                                            ----------   ----------
Adjustments to reconcile net loss from
continuing operations to net cash
  used in operating activities:

    Amortization and depreciation            1,913,608      697,608
    Discontinued operations                         --     (285,173)
    Minority interest                               --     (148,505)
    Write off of goodwill                    6,480,048           --
    Loss on master service agreement        13,321,093           --
    Gain on foreign subsidiary
    dissolution                             (1,426,149)          --
    Accrued interest converted to note       1,348,605           --

   Changes in assets and liabilities:
     (Increase) Decrease in:

    Restricted cash                                 --       60,246
    Accounts receivable                     (2,979,434)  (1,985,096)
    Inventory                                   20,111     (476,943)
    Deposits                                    75,534     (135,624)
    Prepaid expenses                                --     (313,062)
    Other current assets                        84,939           --

     Increase (Decrease):

    Accounts payable & accrued expenses      7,645,652      404,426
    Deferred revenue                          (267,943)     208,892
                                             -----------   ---------
Net Cash used in operating activites        (1,544,331)  (3,981,249)
                                            ------------  ----------


Cash flows from investing activities:

    Additions to fixed assets                 (202,361)    (565,872)
    Cash acquired with acquisitions                 --    1,548,947
    Investment in Muller Media                      --   (2,000,000)
    Disposal of property and equipment           6,277           --
                                            -----------  -----------
Net cash used in investing activities         (196,084)  (1,016,925)

                                  7                       (continued)

Cash flows from financing activities:
    Proceeds from stock
        options exercised                       51,260      690,527
    Purchase of treasury stock                      --     (378,379)
    Payment of notes payable                  (550,000)  (4,938,942)
    Increase in long term debt                      --       93,226
    Proceeds from sale of preferred
        stock                                       --    2,750,000
    Due to joint venture                            --      644,451
    Net payments to shareholders               (47,070)          --
    Advances from shareholders                      --     (375,870)
    Proceeds from issuance
       of notes payable                      1,930,000           --
    Payment of long-term debt                  (53,529)          --
    Sale of equity securities                       --    8,124,761
    Common dividend                                 --     (203,962)
                                             ---------    ----------
Net cash from financing activities           1,330,661    6,405,812
                                            ----------    ----------

Net (decrease) increase in cash               (409,754)   1,407,638

Cash, beginning of period                    1,631,186      704,991
                                             ---------    ----------
Cash, end of period                       $  1,221,432  $ 2,112,629
                                             ---------    ----------

Supplemental disclosures of cash flow information:

Cash paid for interest                    $   44,435    $    83,000

  Non-cash investing and financing
     transactions:

      Acquisitions by stock
          Edge Communications             $       --   $  6,823,586
      Preferred stock dividends           $  133,870   $    902,851
      Stock issued for other assets       $   40,000   $         --
      Assets acquired by lease            $  705,757   $         --

          See accompanying notes to consolidated financial statements.

DCI Telecommunications, Inc.

Notes to Unaudited Financial Statements December 31, 1999

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

NOTE 2.  Common and Preferred Stock
-----------------------------------

During the nine months ended December 31, 1999, the holders of $125,000 of preferred shares of Series F Convertible Preferred Stock were converted to 306,386 common shares. Interest and penalties totaling $170,000 were converted into 625,276 common shares.

On November 12, 1999, the Company received $1,000,000, as part of a new financing package. An existing loan of $400,000, interest and penalties associated with the Series F Preferred Stock totaling $1,348,605, and the new $1,000,000 proceeds advanced, are all included in new five year notes with interest at six percent per annum. In addition the Company issued warrants to purchase up to an aggregate of 566,667 shares of its common stock at $.75 per share. The lenders have various methods of redemption to choose from, including cash from VAT refunds from the United Kingdom, a portion of the cash proceeds from the possible sale of Muller Media if any, redemption into DCI common stock at $0.25 per share subject to certain conditions or the redemption into common stock from the possible spinoff of DCI's Fone.com subsidiary into a public entity. A majority of the remaining Series F Convertible Preferred Stock can also be converted at these same terms.

In addition, options to purchase 2,200 common shares were exercised, during the last nine months.

NOTE 3. EDGE Goodwill Write-off.
--------------------------------

In December 1999, the Company evaluated the recoverability of goodwill from the acquisition of EDGE Communications by the Company. As a result of such evaluation the Company has written off the remaining goodwill of $6,480,048

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI
Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the nine months ended December 31, 1999. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company operates predominantly in the telecommunications industry providing a range of communication service. The Company's services include long distance, prepaid phone cards, motion picture distribution and a travel agency. The Company is attempting to expand its business into rapidly developing markets in Europe.

Recent Dispositions
---------------------

DCI Europe Limited
------------------

On September 1, 1999, DCI Europe Limited (a subsidiary of DCI subsequently renamed Gloucester Communications Limited) was placed in liquidation. At September 30, 1999, the remaining assets and liabilities were written off, resulting in a $1,426,149 gain which is included in the December 31, 1999 Statement of Operations.


Master Service Agreement Write Off
----------------------------------

As more fully described in footnotes to Financial Statements in the March 31, 1999 Form 10K, on December 3, 1998 the Company and IXC Communications Inc, entered into a stock acquisition agreement whereby IXC received 3,750,000 shares of DCI common stock in return for a Master Service Agreement valued at $15,671,875.

As of September 30, 1999, the Company has suspended all business with IXC. As a result, the Company has written off the remaining unamortized investment totaling $13,321,093 at September 30, 1999.

The Company is currently in discussion with IXC to resolve any and all remaining issues.

EDGE Goodwill Write-off
-----------------------
In December 1999, the Company evaluated the recoverability of goodwill from the acquisition of EDGE Communications by the Company. As a result of such evaluation the Company has written off the remaining goodwill of $6,480,048

Liquidity and Capital Resources
-------------------------------

At December 31, 1999 the Company had unrestricted cash of approximately $1,221,000. Net cash declined $ 410,000 during the last six months. Cash used in operating activities was about $1,544,000 and cash invested in fixed assets totaled $ 202,000

The Company supported those needs by raising $1,930,000 from issuance of notes, of which $550,000 was paid back by December 31, 1999.

The write off of the Master Service Agreement, $13,321,000, the write off of $6,480,000 of EDGE goodwill, and the $1,426,000 gain on dissolution of DCI Europe were all non-cash transactions and had no impact on liquidity.

The Company is planning on further expansion in Europe and the ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available or, if available, that will be on acceptable terms.

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

COMPANY'S STATE OF READINES
-----------------------------------------------------------

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

CONTINGENCY PLAN
----------------

Neither the Company nor any third parties with whom we have material relationships, suffered any significant adverse consequences resulting from the transition to Year 2000. However, it is possible that companies including ourselves and our third-party contractors, will suffer adverse

Year 2000 consequences over the near term. In order to minimize potential adverse effects, we have designated experienced personnel and consultants to identify, correct, test and implement solutions to Year 2000 problems, if and when they arise. The Company has not established any other contingency plan to address Year 2000 issues should they arise, and the Company does not intend to do so.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

Consolidated Results of Operations
----------------------------------
                                          Nine months Ended

                                            December 31,

                                           1999     1998
                                           ----     ----
Net Sales                            $ 11,733,118   $26,983,087
--------

Net sales declined $ 15,250,000 in the nine months ending December 31, 1999, compared to the same period a year ago. Sales of Edge Communications declined $15,234,000 during this period, principally as a carryover result of shutdown of prepaid phone cards during the last fiscal year. Due to this shutdown, Edge lost 5 of its top 10 customers, and has incurred a loss at the gross margin level in its efforts to regain market share. Sales also declined $ 3,624,000 due to the absence of the Phoneline joint venture, which was written off on March 31, 1999, but this was almost offset by increased sales in Europe, principally in England.

                                           1999     1998
                                           ----     ----
Cost of Sales                        $ 13,614,417   $24,223,229
-------------

Cost of sales declined $10,609,000 in the first nine months compared to a year ago. Edge cost of sales dropped $10,721,000 and Phoneline dropped $3,123,000 due to the situations described above. However, the costs of sales Edge did incur was higher than the original sales price and resulted in a negative gross margin for the company as a whole. Higher cost of sales in Europe, associated with higher sales, principally accounts for the reminder of the variance.

                                           1999     1998
                                           ----     ----
Selling, General & Administration
Expense                              $  1,301,096   $ 1,802,018
---------------------------------

Selling, general and administrative expenses declined $501,000, in the current period compared to last year's nine month period.

The absence of Phoneline Canadian operations which were closed last year accounted for a reduction in administrative expenses totaling $ 374,000. A $209,000 reduction at EDGE due to much lower activity was offset by increases in European operations

                                           1999     1998
                                           ----     ----
Salaries and Compensation            $  1,570,384   $ 1,774,990
-------------------------

Salaries have declined $205,000 in the nine months December 1999 period. The absence of the Phoneline Joint Venture resulted in a $205,000 decline. Modest increases and declines in other companies offset each other.

                                           1999     1998
                                           ----     ----
Professional and Consulting Fees     $  1,374,976   $   732,505
--------------------------------

Professional fees increased $642,000 in the current nine months period. A legal matter involving Edge's carrier service and switching equipment, the successful defense of two lawsuits against DCI, and legal and accounting costs associated with the Securities and Exchange Commission investigation of the Company and corresponding restatements of financial statements, are the main reasons for this unfavorable variance.

                                           1999     1998
                                           ----     -----
Amortization and Depreciation        $  1,913,608   $   661,928
-----------------------------

Amortization and depreciation increased $1,251,680 over the prior year nine months period. Amortization of the Master Service Agreement through September 30 totaled $1,567,000 ($0 in prior year). Partially offsetting this is the absence of amortization of goodwill associated with the now closed Canadian operations totaling $150,000. Depreciation declines resulting from closed operations principally account for the remaining variance.

                                           1999     1998
                                           ----     ----
Loss on Master Service Agreement     $(13,321,093) $   -0-
--------------------------------
This represents the write off of the remaining net value assigned to the Master Service Agreement purchased with DCI common stock in the last fiscal year. The Company has suspended operations with the carrier.

                                           1999     1998
                                           ----     -----
 EDGE Goodwill Write-off             $ (6,980,048) $   -0-
------------------------

This represents the write off of the remaining goodwill of EDGE Communications as a result of a recoverability analysis based on future income generation.

                                           1999     1998
                                           ----     -----
Gain on Dissolution -Foreign
Subsidiary                           $  1,426,749  $   -0-
----------------------------

A petition for issuance of an Involuntary Winding Up Order was issued against one of the Company's subsidiaries in Great Britain. The gain is the result of the remaining liabilities exceeding assets due to the large bad debt provision on March 31, 1999

                                           1999     1998
                                          -----     ----
Investment Income                    $    249,000  $    138,762
Interest Expense                     $ (1,593,040) $    (83,162)
-----------------

The entire investment income of $ 249,000 in 1999 is the result of income from Muller Media which included all nine months in 1999 and a little less than seven months in 1998. (Acquired June 9, 1998)

The increase in interest expense of $1,510,000 is principally the result of interest and penalties associated with the inability of Series F

Preferred holders to convert to common and was converted to a note in November 1999.

                                           1999     1998
                                           ----     ----
Discontinued operations - CyberFax   $      -0-    $   (285,173)
----------------------------------

Since CyberFax was sold on March 30, 1999 and classified as discontinued operations, the $285,000 loss in 1998 first nine months has been reclassified as discontinued operations.

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

                                    DCI TELECOMMUNICATIONS, INC.

                                          (Registrant)

Dated: February 16, 2000            By: /s/John J. Adams
                                        --------------------
                                        John J. Adams
                                        Co-President

                                        By: /s/Larry Shatsoff
                                        ---------------------
                                        Larry Shatsoff
                                        Co-President