Form 10KSB
period 2000-03-31
DCI TELECOMMUNICATIONS INC
filed 2000-07-26
CIK 769852

                             DCI Telecommunications, Inc.
                                611 Access Road
                               Stratford, CT 06615

July  26, 2000

Securities and Exchange Commission
Attn: Document Control
Judiciary Plaza
450 Fifth Street, N.W.
Room 1004 1-4
Washington, DC  20549

Re: DCI Telecommunications, Inc.

Dear Sir/Madam:

Enclosed please find one electronically transmitted copy of Form 10-KSB, dated July 26,2000 for the year ended March 31, 2000. Our Commission File Number is 2-96976-D.

Sincerely,
/s/ John J. Adams
----------------
President

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2000

                        Commission File Number: 2-96976-D

                          DCI TELECOMMUNICATIONS, INC.
                         -------------------------------
           (Name of Small Business Issue as specified in its charter)

          Colorado                                84-1155041
-------------------------------          ----------------------------
(State or other Jurisdiction          (IRS Employer Identification No.)
 of incorporation or organization)

                  611 Access Road, Stratford, Connecticut 06615
                -------------------------------------------------
          (Address of principle executive offices, including zip code)

Issuer's telephone number, including area code:  (203) 380-0910

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

                            Yes X    No ___
                               ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    (Number of shares of Common Stock outstanding as of March 31, 2000)

                                   30,775,644

                                  PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General
-------

DCI Telecommunications, Inc. ("DCI" or the "Company") was incorporated on February 4, 1985, under the laws of the State of Colorado under the name ALFAB, Inc. In 1991 after a reorganization, the Company changed its name to Fantastic Foods International, Inc. On December 30, 1994, the Company merged with Sigma Telecommunications, Inc and changed its name to DCI Telecommunications, Inc. The Company's operations are conducted principally through its wholly owned subsidiaries.

On November 26, 1996 the Company entered into a stock purchase agreement to acquire 100% of the outstanding common stock of Muller Media, Inc ("Muller"), a then unaffiliated New York Corporation, for 1,200,000 shares of DCI common stock. The DCI stock was valued by both parties at $ 2.50 per share or $3,000,000. Per the agreement Muller exercised its option to put the stock back to the Company for $3,000,000. The Company repurchased the shares in March and June 1998.Goodwill of $1,634,436 was recognized in this transaction. Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition was accounted for as a purchase, effective June 9, 1998.

On March 25, 1997, DCI acquired The Travel Source, Ltd ("Travel Source") for 29,412 shares of common stock valued at $3.40 per share or $100,000. Per agreement, if the Company's shares fell below $ 3.40 per share six months after the acquisition, the Company was required to issue additional shares to make up for such shortfall. In fiscal 1998 the Company issued an additional 13,260 shares in accordance with this provision. The acquisition was accounted for as a purchase effective March 25, 1997. Goodwill of $ 86,379 was recorded in this transaction. Travel Source is a travel agency located in Rhode Island.

In the year ended March 31, 1998, the Company established DCI UK, whose name was subsequently changed to DCI Europe Limited, a company providing long distance telecommunications in Europe. On September 1, 1999 the entity, which had been served an Involuntary Winding Up Order, was placed in liquidation. At September 30, 1999, the remaining assets and liabilities were written off resulting in a gain of $1,389,654. Concurrent with the closing of DCI UK, the Company ceased telecommunication operations in Spain and Denmark.

On April 30, 1998, the Company issued 4,385,715 shares of common stock and assumed net liabilities of $296,976 for all of the outstanding shares of EDGE Communications, Inc ("EDGE"). The acquisition was accounted for under the purchase method of accounting effective April 30, 1998. The shares were valued at $6,644,000. EDGE, located in Gaithersburg, Maryland, is in the prepaid phone card business. Goodwill of $6,940,976 was initially recognized in this transaction.

On June 2, 1999 the Company established Fone.Com, Limited ("Fone"), a London based company involved in providing long distance telephone service to business and individuals, through a multi-switched-based private leased network. Effective May 31, 2000, (closing date June 2, 2000) the Company sold all of the common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,453,652 of debt of the Company. DCI now owns 62.67% of the outstanding shares of Tanners.


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


DCI sold the 326,531 shares on May 15, 1998, realizing $8,124,761 of net proceeds. In fiscal 1999 the Company wrote off a $650,000 receivable from SmarTalk since SmarTalk filed for bankruptcy. The loss of $650,000 is included in 1999 discontinued operations.

On March 30, 1999, DCI sold all of the outstanding shares of common stock of its subsidiary, CyberFax Inc. to Carlyle Corporation ("Carlyle"). DCI received a $5,000,000 promissory note payable on March 30, 2000, bearing interest at 9%, payable quarterly. Interest payments, were to be made in shares of Carlyle stock.

In June 1999, with the agreement of DCI and with some modifications to the agreement, Carlyle assigned all its rights and obligations to SmartFax, Inc., a Canadian corporation. At the closing SmartFax, Inc. paid off the promissory note by issuing 5,000,000 shares of its common stock to DCI. No value has been placed on these shares and no revenue or profit has been recorded.

Edge ceased operations in the third calendar quarter of the year 2000. The write off of goodwill and all results of operations are included in discontinued operations.

In 1999 the Company formed Coast To Coast Wireless, Inc. ("Coast"). Coast is in the prepaid phone card business. Coast's operations were discontinued during the year ended March 2000.

Effective May 31, 2000, (closing date June 2, 2000) the Company sold all of the common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,453,652 of debt of the Company. DCI now owns 62.67% of the outstanding shares of Tanners.

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

Securities and Exchange Commission Proceedings
----------------------------------------------

On May 7, 1999 the Securities and Exchange Commission (SEC) suspended trading in the Company's stock and commenced an investigation under the authority of
Section 20(a) of the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934.

On June 23, 2000, a civil complaint was filed in the United States District Court for the Southern District of New York, by the Securities and Exchange Commission against the Company and certain of it's then officers in an action entitled Securities and Exchange Commission v. DCI Telecommunications, Inc., under file number 00CIV4664. The complaint alleges amongst other violations improper accounting, which violates certain sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules promulgated thereunder. The complaint seeks to: (i)permanently enjoin the Company and it's certain named officers from violating various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules promulgated thereunder; (ii) have the Company and such officers provide an accounting and disgorge certain gains together with prejudgment interest and (iii) have the Company and it's officers pay civil monetary penalties.

While no answer has been filed as of July 26, 2000 the Company and the charged officers refute these charges and it is DCI's management's intention to contest this matter vigorously.

Business Activity
-----------------

DCI Telecommunications, Inc. (the Company) is engaged through its operating subsidiaries in media distribution and travel agency services.

Travel Source operates a full service travel agency providing service to a wide range of individuals and businesses in the New England area of the United States.

Muller Media is engaged in the business of purchasing, selling, distributing, licensing and otherwise dealing in the acquisition and transfer of motion picture and other entertainment media principally to television and cable networks in the United States.

Employees
----------

The Company has 11 employees.

Competition
-----------

The Company has numerous competitors, many with substantially more resources than the Company. Management believes that no single competitor has a dominant market position. Management believes that the Company is able to compete successfully on the basis of product efficiency, reliability, and service to customers as follows:

TRAVEL SERVICES

Product Efficiency - The Company's travel division is a full service travel agency providing services to a wide range of individuals and businesses in the New England area of the United States.

Product Reliability - As a full service travel agency, relationships are maintained with various airline carriers and cruise lines. Agency management routinely travels to various locations to check out the facilities for its customers and only recommends those meeting high quality standards.

Service to Customers - The Company's travel division has been providing services for many years, through its dedicated management and staff.

MEDIA DISTRIBUTION

Product Efficiency - Muller Media Inc. (MMI) is a distributor of programs to television and cable, and in some cases, ancillary markets such as airlines, schools and colleges.

The process of distribution starts with negotiating the acquisition of rights (usually for U.S. distribution) for both over-the-air and cable telecasts, with producers or owners of programming (in most cases, feature films), or in conjunction with companies that own or purchase programming that usually do not have their own distribution in place. In some cases, MMI obtains the right to license the programming for home video and other ancillary markets.

Product Reliability - The film library is maintained under modern storage standards to protect the integrity of the films.

Service to Customers - Muller Media has a long history of providing service by making films available when and where needed, when contracted for.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company presently has an operating lease agreement for approximately 3,200 square feet of office space in Stratford, Connecticut for its corporate headquarters. Other leased office space includes 1,000 square feet for Travel Source in Kingston, Rhode Island, 800 square feet for Muller Media and 600 square feet for a corporate location in Hackettstown, New Jersey. All properties are considered in good condition.

ITEM 3 - LEGAL PROCEEDINGS

See Notes to Financial Statements and section entitled "Securities and Exchange Commission Proceedings".

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock was traded in the over-the-counter market on NASDAQ's electronic bulletin board until May 7, 1999, when the Securities and Exchange Commission suspended trading to perform an Investigation. Trading since then has been on the pink sheets and no quotes are available. Its symbol is "DCTC".

The quotations set forth represent bid prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

   1999                         HIGH              LOW
   ----                         ----             ------
First quarter ended
June 30, 1998                 $ 2.94             $ 1.31

Second quarter ended
September 30, 1998            $ 2.81             $ 0.81

Third quarter ended
December 31, 1998             $ 4.31             $ 0.67

Fourth quarter ended
March 31, 1999                $ 3.81             $ 1.88

As of July 12, 2000 there were approximately 5,000 record holders of the Company's stock.

The Company paid no dividends in Fiscal year 2000 and paid modest cash dividends on its Common Stock in the Fiscal year 1999. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefore. The Company intends to retain most of its earnings if any for the operation and expansion of its business. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Company's Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Selected Financial Data
-----------------------

The following table sets forth selected consolidated financial data of the Company for the years ended March 31, 1996 through 2000.

STATEMENT OF OPERATIONS DATA (a)

                                       Years Ended March 31,
                       2000         1999        1998        1997      1996
                       ----         ----        ----        ----       ----
Continuing operations
Net sales and
 other revenue     $ 2,882,284  $ 3,664,447  $1,200,667  $      -- $    --

Gross profit         1,215,975    1,201,145     108,368         --      --

(Loss) from
  continuing
  operations      $( 3,618,205)  (2,130,063) (1,036,175)  (389,024) (799,468)

Gain (loss) from
  discontinued
  operations       (25,000,295)  (9,797,889)  1,886,499  (153,592)  (53,514)


Net Income (loss) $(28,618,500)$(11,927,952) $  850,324  $(542,516)$(746,324)

Per share:
Continuing
operations               (0.12)       (0.10)      (0.28)     (0.09)    (0.43)

Discontinued
 operations              (0.84)       (0.44)       0.29       0.03      0.03


BALANCE SHEET DATA

Working capital   $ (5,336,535) $(2,021,520) $ 2,832,587 $ 499,127 $(128,670)

Total assets      $  6,476,800  $29,078,269  $16,368,954 $2,835,592 $666,785

Long-term debt    $  3,004,668  $        --  $    35,175 $   14,016 $     --

Redeemable
 preferred stock  $  2,187,500  $ 2,312,500  $   610,050 $1,500,000 $     --

Shareholders'
 equity (deficit) $(7,572,029) $20,263,981  $ 8,776,152 $1,098,920 $ 229,050
Cash dividends
  per shares             --           0.01         0.01       --         --

(a) Includes the results of purchased businesses from acquisition dates. References herein to the year 1996 through 2000 refer to the Company's fiscal years ended March 31.

OVERVIEW
-------

The following review of the results of operations and financial condition of the
Company  should  be  read  in  conjunction  with  the   Consolidated   Financial
Statements.

FOREIGN EXCHANGE
--------------

Through the fiscal year ended March 31, 2000, the Company had operated in the United States, Canada, United Kingdom, Spain and Denmark. Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation adjustments have been determined by the Company to be immaterial.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------
Year Ended March 31, 2000
-------------------------

At March 31, 2000, the Company had $1,154,825 of unrestricted cash.

The Company has incurred significant recurring operating losses at March 31, 2000, has a negative working capital and a capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured.

In April 1998, the Company issued $3,000,000 of Series F 8% non-voting convertible preferred shares. The shares are convertible to common stock 90 days from the issue date at the lesser of 75% of the average closing bid price of the common stock for the 10 days prior to conversion or $4.00. The securities must be converted into common shares within two years of the issue date. In connection with this offering, 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors.

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

On November 12, 1999, the Company received $1,000,000, as part of a new financing package. An existing loan of $352,933 interest and penalties associated with the Series F Preferred Stock totaling $1,348,605 and the new $1,000,000 proceeds advanced, are all included in new five year notes with interest at six percent per annum. In addition the Company issued warrants to purchase up to an aggregate of 566,667 shares of common stock at $.75 per share.

Effective May 31, 2000, (closing date June 2, 2000) the Company sold all of the common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,453,652 of debt of the Company. DCI now owns 62.67% of the outstanding shares of Tanners.

In the years ended March 31, 2000 and 1999, the Company paid $0 and $193,462 in common stock dividends.

Results of Operations
---------------------
Year Ended March 31, 2000
-------------------------


Comparative operating results are as follows:


                                       Years Ended
                                        March 31,
                              --------------------------------
                              2000        1999          1998
                              ----        ----          ----
Net Sales                  $2,882,284  $ 3,664,447   $1,200,667

Net sales decreased by approximately $782,000 in fiscal 2000, compared to the comparable 1999 period. Muller Media, accounted for the decrease.

                            2000          1999          1998
                            ----          ----          ----
Cost of Sales          $  1,666,309    $ 2,463,302  $ 1,092,299


Cost of sales in 2000 decreased by approximately $797,000 compared to the comparable 1999 period. Costs associated with Muller Media accounted for the decrease corresponding to this year's sales decline.


                                           2000        1999      1998
                                           ----        ----      ----
SELLING, GENERAL & ADMINISTRATIVE       $  831,842  $1,138,408  $288,557

Selling, general and administrative expenses in fiscal 2000 decreased approximately $307,000 compared to the 1999 period. SG&A expenses of Muller Media increased $109,000 and Travel Source also increased $14,000. Corporate selling, general and administrative expenses decreased $430,000 due to less European administrative costs and lower travel and entertainment.


                             2000         1999       1998
                             ----         ----       ----
SALARIES                   $1,259,289  $1,147,828   $336,515

Salaries in 2000 increased approximately $111,000 over 1999 levels. Salaries at the corporate level decreased approximately $10,000 due to lower staffing with Muller Media increasing $110,000 and salaries at Travel Source increasing by $6,000 principally due to salary increases.


                           2000        1999        1998
                           ----        ----        ----
PROFESSIONAL FEES        $1,208,139 $  870,995    $379,525

Professional fees in fiscal 2000 increased approximately $337,000 over the 1999 period. Professional fees at corporate were $314,000 higher than 1999 charges principally due to outside legal expenses in connection with the SEC investigation and additional accounting charges for restatements. Professional fees for Muller Media increased by $14,000.

                                   2000         1999        1998
                                   ----         ----        ----
AMORTIZATION AND DEPRECIATION    $205,964      $263,535   $115,225

The 2000 decrease of approximately $58,000 is principally due to disposal of assets.

                                   2000       1999       1998
                                   ----       ----       ----
OTHER INCOME AND EXPENSE
     Interest Expense            $(1,654,353)   $ (72,372)   $(60,133)
     Investment Income               325,407    $ 161,930    $ 17,038
                                ------------   ----------- ---------
                                 $(1,328,946)   $  89,558    $(43,095)


Interest expense increased in 2000 principally due to penalties associated with the Series F Preferred stock.

The $163,000 increase in 2000 investment income is a result of interest earned on short-term investments of Muller Media.

                            2000       1999       1998
                            ----       ----       ----
PREFERRED DIVIDENDS      $ 177,620   $949,101   $734,166

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


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------

The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "accounting for Derivative Instruments and Hedging Activities" for the year ended March 31, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

ITEM 7 - FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Schnitzer & Kondub, P.C. ("Schnitzer") audited the books, records and accounts of the Company for the fiscal year ended March 31, 1999. Schnitzer was dismissed on May 13, 1999 effective with the completion of the March 31, 1999 audit.

On May 13, 1999 the Board of Directors selected Deloitte & Touche LLP ("Deloitte") as the Company's auditors for the fiscal year ending March 31, 2000 and this action was ratified by the stockholders at the Annual Meeting.

On September 15, 1999 Deloitte advised the Company that it had determined to cease to represent the Company.

On November 8, 1999, DCI engaged the public accounting firm of Feldman Sherb Horowitz & Co., P.C. as the Company's independent accountants to audit the Company's financial statements. Deloitte acknowledged in its required letter to the SEC that there were no disagreements, as defined by Rule 304 of Regulation S-K during the period that Deloitte served as the Company's auditors through the date of Deloitte's resignation.

For further information with respect to change of auditors as indicated in the preceding paragraphs, reference is herewith made to the Company's Form 8-K and 8-K/A dated October 5, 1999, October 26, 1999 and November 8, 1999.

                                  PART III

ITEM 9 - DIRECTORS  AND  EXECUTIVE  OFFICERS  PROMOTERS  AND  CONTROL   PERSONS:
 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company during Fiscal year ended March 31, 2000 are set forth below.

   DIRECTOR         AGE       DIRECTOR
                                SINCE

Joseph J. Murphy      61         1995

Chairman of the Board of DCI Telecommunications, formerly President and CEO. Prior to that he was executive vice president, member of the Board of Directors, and chief financial officer for Aquarion Company, a New York Stock Exchange Company, from 1979 to 1990. Formerly, he was chief financial officer for Connecticut Energy Corp. from 1971 to 1979, a member of Price Waterhouse from 1964 to 1967 and an officer in the United States Marine Corps from 1961 to 1964. He was a member of the Board of Directors of Boys/Girls Club of Bridgeport and served on the Economic advisory board for Fairfield University and Sudden Death Syndrome (SIDS) for Fairfield County. He was also a member of the FBI/Marine Corps Association.

Larry Shatsoff        46         1995

Co-President of DCI from November 23, 1999 until his resignation on May 31, 2000. Prior to his appointment as president he was Vice President and Chief Operations Officer of DCI Telecommunications. Within the past five years he has been vice president and chief operations officer for Alpha Products. Prior to that, he was executive vice president of Kalon Systems (a data processing services company), manager of information systems for Aquarion Company, a New York Stock Exchange Company.

John J. Adams         60         1995

President   and  CEO  and   formerly   Vice   President   of  Marketing  of  DCI
Telecommunications, Inc. Mr. Adams was formerly vice president for R&D Scientific Corp. from 1993 to 1997 and founder and president of Validation Services Corp. from 1993 to 1997. Mr. Adams was previously president of Prevent Chemicals, Ltd., a publicly traded manufacturer of specialty chemicals.

Carter Hills          78         1995

Retired diplomat with extensive experience in economic development and management planning under auspices of Department of State and major international organizations. Mr. Hills directed such programs in countries of Near East and Vietnam. Served as financial adviser and delegate for U.S. at key international conferences. Mr. Hills resigned his directorship July 3, 2000.

Clifford Postelnik    56         2000

Director. Prior to his recent appointment, he was with wholly-owned subsidiary Edge Communications. Mr. Postelnik joined Edge after a 30-year career in bilateral carrier contract negotiations and marketing to the tour and travel industry, airlines and hotels in Europe, Africa and the Orient.

ITEM 10 - EXECUTIVE COMPENSATION

                          Executive Compensation

                Annual Compensation     Long Term Compensation

Name                             Other   Restricted
and                              Annual    Stock          LTIP    All Other
Principal      Salary  Bonus Compensation Awards Options Payouts Compensation
Position  Year   ($)     ($)      ($)       ($)   SARs(#)  ($)       ($)
-------------- ------  ----- ------------ ------ -------- -----   ----------
Joseph
J. Murphy 1998  115,000                            172,727
CEO       1999  126,000                            592,727
          2000  127,000                               -

Larry     1998   63,000                            154,545
Shatsoff  1999   90,000                            759,545
V.P., COO 2000   91,000                               -

John J.   1998    6,000                             84,090
Adams     1999   75,000                            214,574
V.P., CMO 2000   76,000                               -


                  Options/SAR Grants in Last Fiscal Year

                        % of Total
                        Options/SARs
          Options/SARs Granted to Employees  Exercise or Base
 Name     Granted (#)  in Fiscal Year        Price ($/Sh)     Expiration Date
--------  ------------ --------------------  ---------------- --------------
Joseph
J. Murphy
CEO        none

Larry
Shatsoff
V.P., COO  none

John J.
Adams
V.P., CMO  none

                   Options Exercised in Last Fiscal Year
            Shares                                      Value of Unexercised
            Acquired on  Value     Unexercised Options  In the Money Options
Name        Exercise     Realized  at Fiscal Year End   Fiscal Year End
--------    -----------  --------  ------------------    -------------------
Joseph
J. Murphy       none

Larry Shatsoff  none

John J. Adams   none

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

Annual Salary Adjustment:

The amount of the Employee's Base Salary in all subsequent years during the term of this Agreement, and renewals thereof, will be increased on January 1 of each year. During the term of this Agreement, and renewals thereof, the then, current Base Salary shall be increased as of each January 1, beginning January 1, 1998, by a rate equivalent to any percentage increase in the Consumer Price Index for the twelve month period occurring prior to the date of the scheduled change, plus five percent (5%). As used in this section, the Consumer Price INDEX shall mean(i) the "CONSUMER PRICE INDEX FOR URBAN WAGE EARNINGS AND CLERICAL WORKERS", currently published by the Bureau of Labor Statistics of the United States Department of Labor for the Greater New York Metropolitan Area on a bimonthly basis, or (ii) if the publication of the Consumer Price Index shall be discontinued, and/or the Consumer Price Index is published more or less frequently at the time of the foregoing determinations are made, the comparable index most clearly reflecting diminution of the real value of the Base Salary and/or the publication periods most comparable to those specified above. In the event of a change in the base for the Consumer Price Index, the numerator of the fraction referred to above shall be appropriately adjusted to reflect continued use of the base period in effect at the time of its adoption for use hereunder. At the request of either party hereto, the other from time to time shall execute an appropriate instrument supplemental to this Agreement evidencing the then current Base Salary payable by the employer hereunder.

Severance:

In the event that this Agreement is either (i) Terminated by the Employer for any reason other than the willful misconduct of the Employee, or (ii) terminated by the Employee for Employee Cause, then the Employer shall pay Employee the following:

(a) A severance bonus from the general funds of the Employer, consisting of:

(i) The present value of the Employee's salary, less amounts the Employee would have paid under the benefits set forth in another section of the contract or the greater of the unexpired term of this agreement or two (2) years;
(ii) At the Employee's election either the payment of the present value as a lump sum, or payment in any form and manner provided for in the Employer's retirement plan, of the pension benefits which the Employee would have received at the end of the term hereof, calculated on the assumptions of full vesting and compensation for the unexpired portion of the term hereof at the rate in effect at the time of termination;
(iii)The present value of the payments the Employer would have made during the unexpired portion of the term hereof to any ESOP and Thrift Plan for the Employee; and
(iv) A termination payment equal to ten percent (10%) of the gross amount of any billings in excess of three million dollars invoiced and collected in the previous year.

The severance bonus due shall be paid to the Employee in a single lump sum within thirty (30) days after the termination of the Employee.

(b) The Employee's then-effective Base Salary for a period of six (6) months or until Employee obtains new employment, to be paid to the Employee on the dates when such salary would have been payable had such employment not been terminated; and
(c)  Reasonable expenses pursuant to terms of this agreement for a period of six
     (6) months for health and life insurance in the amounts and coverage existing at the time of termination for a period of one year or until Employee obtains new coverage in the course of new employment.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth the beneficial ownership of Common Stock of the Company as of June 12, 2000 by: (i) each of the Company's executive officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, and (iii) all of the Company's officers and directors as a group:

   Name of           Amount and Nature of
Beneficial Owner     Beneficial Ownership(a)  Percent of Class
----------------     --------------------     ----------------

(i)Joseph J. Murphy           2,623,482    (b)           7.8%

   John J. Adams                500,574                  1.4%

   Clifford Postelnik           200,000                   .6%

   IXC Communications, Inc.   4,250,000                  12.6%

   Donnie Gross               1,743,033                   5.2%

   Steven Gross               1,743,033                   5.2%


(ii) All executive officers and
       directors as a group    3,324,056                  9.8%

NOTES:

(a) Included in shares owned above are shares which the beneficial owner has the right to acquire from options within sixty days as follows: J. Murphy, 1,599,417 shares; J. Adams, 414,574 shares; and C. Postelnik, 200,000 shares. Shares beneficially owned directly or indirectly.

ITEMS 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company engaged in certain related party transactions in the ordinary course of business during the last fiscal year.

During the year ended March 31, 2000 and 1999, Mr. Joseph J. Murphy, President of the Company, made cash advances to the Company and had certain advances repaid as follows:

                                 3/31/99       3/31/00
         Cash Advances to       --------      --------
         the Company            $118,597      $ 78,500

     Liabilities Paid on Behalf of Mr. Murphy:
     -----------------------------------------
     Advances Repaid              97,147         60,798

                                  PART IV

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

(a) - Filed with Registration Statement on Form S-18 (File 2-96976-D) and incorporated by reference herein.

(b) - Filed with Form 8K dated June 28, 1995

During the quarter ended March 31, 2000, the following Form 8k's were filed:
            None

Subsequent to March 31, 2000:

      8K dated June 15, 2000.

      8k dated June 19, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DCI TELECOMMUNICATIONS, INC.

Date:     July 26, 2000              By: /s/ John J. Adams
                                             John J. Adams,
                                             President
                                             Director


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     July 26, 2000                     By:  /s/ Joseph J. Murphy
                                                     Joseph J. Murphy
                                                     Chairman

Date:     July 26, 2000                     By: /s/  John J. Adams
                                                     John J. Adams,
                                                     President
                                                     Director

Date:     July 26, 2000                     By: /s/  Clifford Postelnik
                                                     Clifford Postelnik,
                                                     Director

                           FINANCIAL STATEMENTS

                             TABLE OF CONTENTS

                                                            PAGE

DCI Telecommunications, Inc.

Report of Independent Auditor(s)                              F-1 - F-2

Balance Sheets - March 31, 2000 and 1999                      F-3

Statements of Operations                                      F-4
     Years Ended March 31, 2000 and 1999

Statements of Changes in Shareholders' Equity                 F-5
     Years Ended March 31, 2000 and 1999

Statements of Cash Flows                                      F-6
     Years Ended March 31, 2000 and 1999

Notes to Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
DCI Telecommunications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DCI Telecommunications, Inc. and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of DCI Telecommunications, Inc. and Subsidiaries as of September 30, 1999, and the results of its operations and its cash flows for the six months then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements the Company has a stockholder deficit and negative working capital of $4,187,736 at September 30, 1999, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants


New York, New York
July, 20, 2000

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


/s/ Schnitzer & Kondub, P.C.
    Schnitzer & Kondub, P.C.
    June 25, 1999

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $      1,154,825
     Accounts receivable,
       net of allowance for doubtful accounts of $162,213             2,303,522
     Other current assets                                                61,779
                                                                ----------------
       TOTAL CURRENT ASSETS                                           3,520,126

PROPERTY AND EQUIPMENT                                                  529,995
ACCOUNTS RECEIVABLE - LONG TERM                                         849,310
DEPOSITS                                                                 15,356
GOODWILL, net of accumulated amortization of $161,802                 1,562,013
                                                                ----------------
       TOTAL ASSETS                                             $     6,476,800
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $     8,053,574
     Preferred stock dividends                                          347,470
     Due to shareholders                                                126,292
     Deferred revenue                                                   107,216
     Current portion of long term debt                                  222,109
                                                                ----------------
       TOTAL CURRENT LIABILITIES                                      8,856,661

LONG TERM DEBT                                                        1,200,000
OTHER LONG TERM LIABILITY                                             1,348,605
ACCOUNTS PAYABLE                                                        456,063
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                2,187,500
                                                                ----------------
      TOTAL LIABILITIES                                              14,048,829
                                                                ----------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value 500,000,000 shares authorized
        30,775,644 shares issued and outstanding                          3,077
     Additional paid-in capital                                      33,810,831
     Treasury stock (1,356,547 shares at cost)                       (1,127,439)
     Accumulated deficit                                            (40,254,021)
     Other comprhensive loss                                             (4,477)
                                                                ----------------
     TOTAL STOCKHOLDERS' DEFICIT                                     (7,572,029)
                                                                ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $     6,476,800
                                                                ================








                 See notes to consolidated financial statements

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Year Ended March 31,
                                           -------------------------------------
                                               2000          1999
                                           -------------------------------------
Net sales                                $   2,882,284    $  3,664,447

Cost of sales                                1,666,309       2,463,302
                                          -------------   ----------------

Gross profit                                 1,215,975       1,201,145

Operating expenses:
     Selling general and administrative        831,842       1,138,408
     Salaries and compensation               1,259,289       1,147,828
     Professional and consulting fees        1,208,139         870,995
     Amortization and depreciation             205,964         263,535
                                          -------------   ----------------
                                            3,505,234        3,420,766
                                          -------------   ----------------

     Loss from continuing operations
     before other (expenses) income        (2,289,259)      (2,219,621)
                                          -------------   ----------------

Other income and (expense):
     Investment income                        325,407          161,930
     Interest expense                      (1,654,353)         (72,372)
                                          -------------   ----------------
                                           (1,328,946)          89,558
                                          -------------   ----------------

Net loss from continuing operations        (3,618,205)        (2,130,063)

Net loss from discontinued operations     (25,000,295)        (9,797,889)
                                          -------------   ----------------

Net loss                                  (28,618,500)       (11,927,952)

Comprehensive loss - unrealized loss on
 investments (net of taxes)                     4,477                  -

Dividends on preferred stock                  177,620            949,101
                                          -------------   ----------------

Net loss applicable to common
 shareholders                            $(28,800,597)    $  (12,877,053)
                                          ==============   ================

Net loss per common share -
 basic and diluted:

     Continuing operations               $      (0.12)    $        (0.10)
     Discontinued operations                    (0.84)             (0.44)
                                          --------------   ----------------
                                         $      (0.96)    $        (0.54)
                                          ==============   ================

Weighted average common shares
     outstanding - basic and diluted       29,870,015         22,121,515
                                          ==============   ================




                 See notes to consolidated financial statements

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                Preferred Stock       Common Stock     Additional                              Other
                               ------------------  ------------------   Paid - In  Treasury    Accumulated  Comprehensive
                               Shares     Amount     Shares    Amount    Capital     Stock       Deficit        Loss        Total
                               ------  ----------  ---------  -------  ----------  ---------  -----------  -------------  ----------
Balances March 31, 1998         3,972    305,000  14,092,625   1,409    8,927,173  (749,061)     291,631          -       8,776,152


Preferred stock (Series A)
  converted to common stock    (3,972)  (305,000)    321,537      32      304,968       -            -            -             -
Preferred stock (Series E and F)
  converted to common stock       -          -     1,603,120     160    1,297,390       -            -            -       1,297,550
Deemed dividend on preferred
  stock issuance                  -          -          -        -       (750,000)      -            -            -        (750,000)
Conversion of dividends to
  common stock                    -          -          -        -        562,357       -            -            -         562,357
Shares issued for options
  exercised                       -          -     4,394,014     439      651,343       -            -            -         651,782
Shares issued for services        -          -        37,200       4       57,996       -            -            -          58,000
Shares issued for stock of Edge   -          -     4,385,715     439    6,643,919       -            -            -       6,644,358
Shares issued for master
  service agreement               -          -     4,250,000     425   15,671,450       -            -            -      15,671,875
Purchase of treasury stock
  (198,000 shares)                -          -          -        -            -    (378,378)         -            -        (378,378)
Shares issued for deposits        -          -        21,524       2       49,998       -            -            -          50,000
Shares issued for stock of
  Wavetech                        -          -       576,047      58          (58)      -            -            -             -
Preferred stock dividend          -          -          -        -       (199,101)      -            -            -        (199,101)
Common stock dividend             -          -          -        -       (193,462)      -            -            -        (193,462)
Net loss                          -          -          -        -            -         -    (11,927,152)         -     (11,927,152)
                               ------  ----------  ---------  -------  ----------  ---------  -----------  -------------  ----------
Balances March 31, 1999           -          -    29,681,782   2,968   33,023,973(1,127,439) (11,635,521)         -      20,263,981
                               ------  ----------  ---------  -------  ----------  ---------  -----------  -------------  ----------

Preferred stock dividends         -          -          -        -       (177,620)      -            -            -        (177,620)
Proceeds from stock
  options exercised               -          -         2,200     -         51,275       -            -            -          51,275
Conversion of preferred stock     -          -       306,386      31      125,000       -            -            -         125,031
Common stock issued for preferred
  stock penalty                   -          -       625,276      63      170,000       -            -            -         170,063
Beneficial conversion feature     -          -          -        -        578,250       -            -            -         578,250
Shares for services               -          -       160,000      16       39,953       -            -            -          39,969

COMPREHENSIVE LOSS:
Net loss                          -          -          -        -            -         -    (28,618,500)         -     (28,618,500)
Write down of investment to market
  net of taxes of $0              -          -          -        -            -         -            -         (4,477)       (4,477)
                                                                                                                         -----------
 TOTAL COMPREHENSIVE LOSS                                                                                               (28,622,977)
                                                                                                                         -----------

                               ------  ----------  ---------  -------  ----------  ---------  -----------  ------------- -----------
Balances March 31, 2000          -     $     -    30,775,644 $  3,077 $33,810,831$1,127,439)$(40,254,021)  $   (4,477)  $(7,572,029)
                               ------  ----------  ---------  -------  ----------  ---------  -----------  ------------- -----------

                 See notes to consolidated financial statements

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Year Ended March 31,
                                                                                           ---------------------------------------
                                                                                                 2000                 1999
                                                                                           ---------------------------------------
Cash flows from operating activities:
Net loss                                                                                    $    (28,618,500)   $     (11,927,952)
                                                                                           ------------------   ------------------

Adjustments to reconcile net loss to net cash used in operating activities:

         Amortization and depreciation                                                             1,914,290            1,633,366
         Stock issued for services                                                                   210,032                5,500
         Disposition of Canadian operations                                                                -            3,185,558
         Write-off of shareholder loan                                                                87,436                    -
         Gain on dissolution                                                                       1,389,654            1,098,228
         Goodwill write-off                                                                        6,454,709                    -
         Accrued interest converted to note                                                        1,348,605                    -
         Loss on master service agreement                                                         13,321,093                    -

Changes in assets and liabilities:
     (Increase) decrease in:
         Restricted cash                                                                                   -               60,426
         Accounts receivable                                                                         765,429           (1,366,749)
         Inventories                                                                                 119,833               60,161
         Deposits                                                                                    409,791             (307,830)
         Other assets                                                                                338,676              204,218
         Receivable from SmarTalk                                                                          -              650,000
     Increase (decrease) in:
         Accounts payable and accrued expenses                                                       703,089            2,834,733
         Deferred revenue                                                                           (160,727)              96,851
         Income tax payable                                                                                -             (260,287)
                                                                                           ------------------   ------------------
Net cash used in operating activities                                                             (1,716,590)          (4,033,777)
                                                                                           ------------------   ------------------

Cash flows from investing activities:

         Additions to property and equipment                                                        (20,187)            (175,719)
         Cash acquired with acquisitions                                                                  -            1,475,103
         Investment in Muller Media                                                                       -           (2,000,000)
                                                                                           ------------------   ------------------
Net cash used in investing activities                                                                (20,187)            (700,616)
                                                                                           ------------------   ------------------

Cash flows from financing activities:

         Proceeds from stock options exercised                                                        51,275              651,782
         Purchase of treasury stock                                                                        -             (378,378)
         Payment of notes payable                                                                          -           (4,938,942)
         Proceeds from sale of preferred stock                                                             -            2,750,000
         Common stock dividend                                                                             -             (193,462)
         Payments to shareholders                                                                    (69,013)            (398,128)
         Proceeds from long - term debt                                                            1,572,500               42,955
         Repayment of long - term debt                                                              (294,346)                   -
         Sale of equity securities                                                                         -            8,124,761
                                                                                           ------------------   ------------------
Net cash from financing activities                                                                 1,260,416            5,660,588
                                                                                           ------------------   ------------------
Net decrease in cash                                                                                (476,361)             926,195

Cash, beginning of period                                                                          1,631,186              704,991
                                                                                           ------------------   ------------------
Cash, end of period                                                                     $          1,154,825     $      1,631,186
                                                                                           ==================   ==================
Supplemental disclosures of cash flow information:
     Cash paid for interest                                                             $            252,000 $             94,000
                                                                                           ==================   ==================
     Cash paid for income taxes                                                         $             45,000 $            260,000
                                                                                           ==================   ==================
Non - cash investing and financing transactions:
     Preferred stock dividends                                                          $            177,620 $                  -
                                                                                           ==================   ==================
     Conversion of preferred stock                                                      $            125,000 $                  -
                                                                                           ==================   ==================
     Beneficial conversion                                                              $            578,250 $                  -
                                                                                           ==================   ==================
     Stock issued for deposits                                                          $                  - $             50,000
                                                                                           ==================   ==================
     Stock issued for services in discontinued operations                               $                  - $             52,000
                                                                                           ==================   ==================

                 See notes to consolidated financial statements

                DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

1.       ORGANIZATION

         DCI Telecommunications, Inc. ("DCI" or the "Company") was incorporated on February 4, 1985 under the laws of the State of Colorado under the name ALFAB, Inc. In 1991, after a reorganization, the Company changed its name to Fantastic Foods International, Inc. On December 30, 1994, the Company merged with Sigma Telecommunications, Inc. and changed its name to DCI Telecommunications, Inc. The Company's operations are conducted principally through its wholly owned subsidiaries.

         On November 26, 1996 the Company entered into a stock purchase agreement to acquire 100% of the outstanding common stock of Muller Media, Inc. ("Muller"), a New York Corporation, for 1,200,000 shares of DCI common stock. The DCI stock was valued at $2.50 per share or $3,000,000. Per the agreement Muller exercised its option to put the stock back to the Company for $3,000,000. The Company repurchased the shares in March and June 1998. Goodwill of $1,634,436 was recognized in this transaction. Muller is a distributor of syndicated programming and motion pictures to the television and cable industry. The acquisition was accounted for as a purchase, effective June 9, 1998.

         On March 25, 1997, DCI acquired the Travel Source, Ltd. ("Travel Source") for 29,412 shares of common stock valued at $3.40 per share or $100,000. Per the agreement if the Company's shares fell below $3.40 per share six months after the acquisition, the Company was required to issue additional shares to make up for such shortfall. In fiscal 1998 the Company issued an additional 13,260 shares in accordance with this provision. The acquisition was accounted for as a purchase effective March 25, 1997. Goodwill of $86,379 was recorded in this transaction. Travel Source is a travel agency located in Rhode Island.

         On June 2, 1999 the Company established Fone.Com, Limited. ("Fone"), a London based company involved in providing long distance telephone service to businesses and individuals, through a multi-switched-based, private leased network. Fone was sold on May 31, 2000.

         In the year ended March 31, 1998, the Company established DCI UK, whose name was subsequently changed to DCI Europe Limited, a company providing long distance telecommunications in Europe. On September 1, 1999 the entity, which had been served an Involuntary Winding Up Order, was placed in liquidation. During the fiscal year ended March 31, 2000, the remaining assets and liabilities were written off resulting in a gain of $1,389,654.

         On April 30, 1998, the Company issued 4,385,715 shares of common stock and assumed net liabilities of $296,976 for all of the outstanding shares of Edge Communications, Inc. ("Edge"). The acquisition was accounted for under the purchase method of accounting, effective April 30, 1998. The shares were valued at $6,644,000. Edge, located in Gaithersburg, Maryland, is in the prepaid phone card business. Goodwill of $6,940,976 was initially recognized in this transaction. In fiscal 2000, the Company discounted the operations of Edge.

         In 1999 the Company formed Coast To Coast Wireless, Inc. ("Coast"). Coast is in the prepaid phone card business. Coast's operations were discontinued during the year ended March 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  A. PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter- company transactions have been eliminated in consolidation.

                  B. REVENUE  RECOGNITION - Travel agency  revenues are recorded when a reservation is made. Revenue from the distribution of motion pictures and other entertainment events is recognized upon commencement of the station's licensing period. Muller has executed license agreements totaling approximately $3,145,000 whose license period begins after March 31, 2000. The related expense is recorded as the revenue is recognized. In addition Muller advances funds to producers of motion pictures and entertainment events. These advances are charged to operations by amortizing them over their estimated revenue streams.

                  C. PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset which range from 5 to 7 years.

                  D. GOODWILL - Goodwill represents the consideration paid in excess of the net assets acquired in the acquisitions of Travel Source and Muller. Goodwill is being amortized over 20 years.

                  E. USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                  F. INCOME TAXES - Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

                  G.  IMPAIRMENT OF LONG LIVED ASSETS - The Company reviews long
         - lived assets, certain identifiable assets and goodwill related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. During fiscal 2000, the Company wrote off certain assets associated with its discontinued operations (See Note
         16).

                  H. EARNINGS PER SHARE - The Company has adopted SFAS, No. 128, Earnings per Share. Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS No. 128. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS No. 128.

                  I. RECENT ACCOUNTING PRONOUNCEMENTS - The Company will adopt Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended March 31, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

                  J.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  - The  respective carrying value of certain on- balance-sheet financial instruments approximated their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based upon the quoted market prices for the same or similar debt instruments or on the current rates offered to the Company for debt of the same remaining maturities.

                  K. STOCK BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

                  L. FOREIGN CURRENCY TRANSLATION - Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

3.       BASIS OF PRESENTATION

         The Company has incurred significant recurring operating losses and at March 31, 2000 has a negative working capital and a capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       MASTER SERVICE AGREEMENT WRITE OFF

         On November 23, 1998, IXC terminated local and long distance carrier services to Discount Communications , Inc. ("Discount") and Discount's customers which included Edge, due to non-payment by Discount of its outstanding liabilities to IXC. Such liabilities included a note for approximately $15,760,000 and accounts payable of approximately $6,784,000.

         On December 3, 1998, for settlement of Discount's note of $15,760,000 and reduction of Discount's liabilities of $2,000,000 and in consideration for providing access to Edge's customers previously shut off by IXC, the sale of Discount's switch to DCI and the co- location of the Company's switch at IXC's facility, the Company entered into a master service agreement that provided for fixing rates and various leases for a five year period, and issued 4,250,000 shares of its common stock to IXC valued at $4 per share giving IXC a 13% ownership interest in the Company.

         If such shares did not have a market value of $17,760,000 on June 1, 1999 the Company was required to issue additional shares. The shares did not have this value at June 1, 1999 since trading in the stock had been suspended. The Company has not issued additional shares and does not intend to issue additional shares because certain aspects of the agreement have not taken place. The Company believes it did not receive rates which are competitive, has not received the switching equipment, and has suspended business with IXC. As a result the Company has written off, as of March 31, 2000, the remaining balance of its capitalized asset entitled "master service agreement". The balance written off was $13,321,093 and is shown as part of discontinued operations.

5.       CYBERFAX DISPOSITION

         On March 30, 1999, DCI sold all of the outstanding shares of common stock of its subsidiary, CyberFax, Inc. to Carlyle Corporation ("Carlyle"). DCI received a $5,000,000 promissory note payable on March 30, 2000 bearing interest at 9% payable quarterly. Interest payments were to be made in shares of Carlyle stock.

         In June 1999, with the agreement of DCI and with some modifications to the agreement, Carlyle assigned all its rights and obligations to SmartFax, Inc., a Canadian corporation. At the closing SmartFax, Inc. paid off the promissory note by issuing 5,000,000 shares of its common stock to DCI. No value has been placed on these shares and no revenue or profit has been recorded.

6.       WAVETECH INTERNATIONAL MERGER TERMINATION

         On November 6, 1998, the Company entered into a merger agreement with Wavetech International ("Wavetech"). The agreement called for the exchange of common stock on a one to one basis, with Wavetech becoming the surviving entity.

         On February 26, 1999, the Company and Wavetech exchanged 576,047 shares of common stock each. In May 1999, the merger agreement was canceled and on June 18, 1999 the companies agreed to cancel the agreement and the common stock was returned to the respective companies. No value has been placed on these shares.

7.       PROPERTY AND EQUIPMENT

         At March 31, 2000 property and equipment is comprised of the following:

              Telecommunications switches
                 and equipment                              $            470,349
              Furniture and fixtures                                     228,372
              Leasehold improvements                                      46,309
                                                              ------------------
                                                                         745,030

              Less: Accumulated depreciation                           (215,035)
                                                              ------------------
                                                            $            529,995
                                                              ==================


8.       OTHER LONG TERM LIABILITY

         Other long term liability consists of accrued dividend and penalties associated with the Series F 8% non-voting convertible preferred shares. This debt was converted into long term notes in November 1999 (See Note 9a).

9.       LONG-TERM DEBT

At March 31, 2000, long-term debt consists of the following:

Note payable to bank payable  monthly with interest at 9%
due in February  2001, collateralized by all assets of Edge.
The note is currently in default and is classified as current.   $       71,661

Note payable to Sherman LLC executed  November 12, 1999
with an interest rate of 6% per annum payable semi-
annually (a)                                                          1,000,000

Note payable to Triton Private Equities Fund, Ltd.
("Triton"), executed September 15, 1999 due and payable
within 90 days with an interest rate of 2.75% per month for
the first 90 days and 3% per month thereafter.  The note
was restructured in November 1999 (see (a) below).                      350,448
                                                                  --------------
                                                                      1,422,109

Less current maturities                                                (222,109)
                                                                  --------------
                                                                 $    1,200,000
                                                                  ==============

         (a) On November 12, 1999, the Company received $1,000,000, as part of a new financing package. An existing loan of $352,933, interest and penalties associated with the Series F Preferred Stock totaling $1,348,605 (see Note 8), and the new $1,000,000 proceeds advanced, are all included in new five year notes with interest at six percent per annum. In addition the Company issued warrants to purchase up to an aggregate of 566,667 shares of its common stock at $.75 per share. The lenders have various methods of redemption to choose from, including cash from VAT refunds from the United Kingdom, a portion of the cash proceeds from the possible sale of Muller Media if any, redemption into DCI common stock at $0.25 per share subject to certain conditions or the redemption into common stock from the possible spinoff of Fone into a separate public entity.

         On May 31, 2000, $200,000 owed to Triton and the $1,348,605 of other long term liability were assumed by the purchaser of Fone (see note
         16).

10.      DUE TO SHAREHOLDERS

         As of March 31, 2000 the Company had payables to shareholders of $126,292. The payables are due on demand and are non-interest bearing.

11.      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amountsused for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

Deferred tax assets:
Net operating loss carryforwards                       $              8,400,000
   Less valuation allowance                                          (8,400,000)
                                                           ---------------------
Net deferred tax                                       $                  -
                                                           =====================

         The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the year ended March 31, 2000 is as follows:

                Tax (benefit) at federal statutory rate                 (34.00)%

                Effect of permanent difference                           10.00 %
                Income tax benefit not utilized                          24.00 %
                                                                       ---------
Total                                                                        -
                                                                       =========

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence , it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at March 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At March 31, 2000 the Company has available net operating loss carryforwards of approximately $24,000,000 which expire in the year 2015.

12.      PREFERRED STOCK

         The Company has authorized, but unissued shares, of non-voting preferred stock that may be issued in series with such preferences as determined by the Board of Directors. The following series of preferred stock are outstanding at March 31, 2000:

         In April 1998 the Company issued $3,000,000 of Series F 8% non-voting convertible preferred shares. The shares are convertible to common stock 90 days from the issue date at the lessor of 75% of the average closing bid price of the common stock for the 10 days prior to conversion or $4. The securities must be converted in common shares within two years of the issue date. In connection with this offering, 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors.

         The Company recorded a deemed dividend of $750,000 for the discount upon conversion. In fiscal 1999, $687,500 of Series F preferred shares, $171,750 of deemed dividends and $21,400 of 8% coupon rate dividends were converted to 1,110,901 common shares.

         During the year ended March 31, 2000 $125,031 of Series F preferred shares were converted into 306,836 common shares and $170,062 of penalties were converted to 625,276 shares.

         On May 31, 2000 a portion of the Series F was assumed by the purchaser of Fone (see note 16).

13.      COMMITMENTS

         LEASES

         The Company leases office space, vehicles and equipment under noncancelable operating leases expiring in various years through 2004. Future minimum rental commitments under long-term noncancellable operating leases are as follows:

                        Year ending March 31,
                             2001                       $                133,443
                             2002                                         75,777
                             2003                                         47,942
                             2004                                         11,700


         During the year ended March 31, 2000 and 1999 rent expense was $109,462 and $222,524, respectively.

         EMPLOYMENT AGREEMENTS

         On October 1, 1999, the Company entered into five year employment agreements with certain officers that requires the Company to pay minimum compensation of approximately $600,000 per year. Compensation is increased annually by the rise in the consumer price index plus 5%. Several resignations and the sale of a subsidiary company combined with the rewriting of one officer's contract, subsequent to year end, have reduced the minimum compensation payable per year to $300,000.

         In addition Muller has employment agreements with certain officers that requires Muller to pay minimum compensation of approximately $550,000 per year. These contracts expire in June 2001 with a one year extension at the employee's option.

         LEGAL MATTERS

         On May 7, 1999 the Securities and Exchange Commission (SEC) suspended trading in the Company's stock and commenced an investigation under the authority of Section 20(a) of the Securities Act of 1933 and
         Section 21(a) of the Securities Exchange Act of 1934.

         On June 23, 2000, a civil complaint was filed in the United States District Court for the Southern District of New York, by the Securities and Exchange Commission against the Company and certain of it's then officers in an action entitled Securities and Exchange Commission v. DCI Telecommunications, Inc., under file number 00CIV4664. The complaint alleges amongst other violations improper accounting, which violates certain sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules promulgated thereunder. The complaint seeks to: (i)permanently enjoin the Company and it's certain named officers from violating various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules promulgated thereunder; (ii) have the Company and such officers provide an accounting and disgorge certain gains together with prejudgment interest and (iii) have the Company and it's officers pay civil monetary penalties.

         While no answer has been filed as of July 26, 2000 the Company and the charged officers refute these charges and it is DCI's management's intention to contest this matter vigorously.


         On or about May 7, 1999 the Company along with its subsidiary Edge Communications was served with a complaint alleging:

                  Breach   of    obligations    with    respect   to   providing
                  telecommunications   services,   including   customer  service
                  seeking approximately $2,700,000 in damages and

                  Slander throughout the telecommunications industry with no specific damages stated.

         Discovery is in its preliminary stages and no opinion can be given as to the likelihood of a successful defense or the extent of potential damages if the defense is unsuccessful.

         In December 1998, the Company was served with a claim in federal court in Delaware for a broker's fee with respect to the Company's acquisition of Cardcall in the amount of $250,000. This matter is in its preliminary stage and the Company believes it has a complete defense to this claim.

         INDEMNIFICATION OF OFFICERS

         In September 1999 the Company's Board of Directors voted to indemnify both the Company's Chief Executive Officer and Chief Financial Officer for expenses incurred in connection with the SEC investigation and any subsequent enforcement proceedings resulting therefrom. As of March 31, 2000 approximately $150,000 has been accrued for these liabilities.

14.      STOCK OPTION PLAN

         In the year ended March 31, 1995, the Company established an incentive stock option plan (the "Plan"). Under the Plan, the Company has reserved 10,000,000 shares of common stock for issuance pursuant to options granted under the Plan.

         The exercise price must be at least the market value at the date of grant, and cannot have a term of more than 10 years. The Company has placed an annual limit on options of $100,000 per calendar year per employee. If such limit is not met, 50% of the excess may be carried over for up to 3 years. In June 1999 the Company issued 200,000 options to certain officers and employees at an exercise price of $.81 per share.

         The following table summarizes the changes in options and warrants outstanding, and related exercise price for shares of the Company's common stock:

                                           Stock Options
                       ---------------------------------------------------------
                                             Weighted
                                             average
                         Shares           exercise price          Exercisable
                       -----------       ----------------    -------------------
Outstanding at

March 31, 1998          8,849,611              $0.47                  8,849,611
  Granted               3,780,443              $0.86                  3,780,443
  Exercised            (4,387,016)             $0.20                 (4,387,016)
  Canceled             (1,474,350)             $0.56                 (1,474,350)
                      ------------       ----------------    -------------------
Outstanding at

March 31, 1999          6,768,688              $0.53                  6,768,688
  Granted                 200,000              $0.81                    200,000
  Canceled                   -                    -                         -
                      ------------       ----------------    -------------------
Outstanding at March
31, 2000                6,968,688              $0.54                  6,968,688







         The following table summarizes information about exercisable stock options and warrants at March 31, 2000:

                                                Outstanding                                                 Exercisable
                ----------------------------------------------------------------------------    -----------------------------------

                    Range of                                 Remaining            Average                                Average
                    Exercise             Number             Contractual          Exercise            Number             Exercise
                     Price             Outstanding              Life               Price           Exercisable            Price
                ----------------    -----------------    ------------------    -------------    -----------------     -------------
Options:            $0.19 to            6,968,688             1 year to            $0.54            6,968,688              $0.54
                    $1.34                                     4.5 years
Warrants            $1.56 to              525,391             1 year to 5          $2.55              525,391              $2.55
                    $3.63                                        years


         For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2000 and 1999: expected volatility 72%, risk free rate of 4.58%, no expected dividends and weighted average expected life of the options of 5 years. The weighted average fair value of stock options granted during the year ended March 31, 2000 and 1999 was $ 81,875 and $1,277,789, respectively. If the
         Company had recognized compensation cost of stock options in accordance with SFAS 123, the Company's pro forma loss and net loss would have been as follows:

                                                         Year Ended March 31,
                                                    2000                    1999
                                                    ----------------------------
Net loss to common stockholders:

     As reported                                    $ 28,800,597     $12,877,053
     Pro forma                                      $ 28,882,472     $14,154,842
Net loss per share to common stockholders:

     Basic

        As reported                                 $     (0.96)   $      (0.54)
        Pro forma                                   $     (0.97)   $      (0.64)

15.      SEGMENT INFORMATION

         The Company's operations are classified into two business segments as follows:

                  Travel:                 Includes a travel agency
                  Media, Inc:             Distribution of syndicated programming
                                          and motion pictures  to the television
                                          and cable industry

         No segment information is presented since the travel segment's revenue and operating profits do not exceed 10% of the consolidated amounts.

16.      DISCONTINUED OPERATIONS

         In 1999 the Company discontinued the operations of it's Canadian companies engaged in the telecommunications business which included Cardcaller Canada, Inc., a company which it acquired in 1997, Phoneline Cardcall International a company formed on March 31, 1998, and Cyberfax, Inc. a company it acquired on April 9, 1997. Also included in discontinued operations for the year ended March 31, 1999 was the write-off of a receivable of $650,000 from Smartalk Teleservices, Inc. ("Smartalk"). The Company and Smartalk were engaged in the prepaid card business.

         In Fiscal 2000 the Company decided to sell or discontinue its telecommunications businesses, which included Edge, Fone and Coast. The Company sold Fone (see Note 17) and ceased operations of Edge and Coast. The loss from discontinued operations are summarized below:

                                           2000                     1999
                                    -------------------       ------------------
Revenues                            $    8,833,602            $       29,129,442
Costs and expenses                      15,447,749                    15,047,767
Loss (gain) on disposition              (1,389,654)                    1,098,228
Loss on Master Service  agreement       13,321,093                          -
Write-off of goodwill                    6,454,709                     3,185,558
                                    -------------------       ------------------
Net loss                            $   25,000,295            $        9,797,889
                                    ===================       ==================

         The  Company's  1999  consolidated   financial   statements  have  been
         reclassified to conform with the 2000.

17.      SUBSEQUENT EVENTS

         Effective May 31, 2000, (closing date June 2, 2000) The Company sold all of the common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,453,652 of debt of the Company. The debt assumed was $1,348,605 (other long term liability), $1,905,047 of redeemable convertible preferred stock and $200,000 of notes payable to Triton Private Equities Fund, Ltd. included in long term debt. After the transaction DCI will own 62.67% of the outstanding shares of Tanners.