Form 10KSB/A
period 2000-03-31
DCI TELECOMMUNICATIONS INC
filed 2000-07-27
CIK 769852

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of DCI Telecommunications, Inc. and Subsidiaries as of March 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements the Company has a stockholder deficit and negative working capital of $5,336,535 at March 31, 2000, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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