Form 10QSB
period 2000-06-30
DCI TELECOMMUNICATIONS INC
filed 2000-08-21
CIK 769852

                       DCI TELECOMMUNICATIONS
                         611 Access Road
                       Stratford, CT 06615

                         (203) 380-0910

================================================================
August 21, 2000

Securities and Exchange Commission
Attn: Document Control
Judiciary Plaza

450 Fifth Street, N.W.
Room 1004 1-4
Washington, DC 20549

RE: DCI Telecommunications, Inc.

Dear Sir/Madam:

Enclosed is Form 10QSB for the period ending June 30, 2000

Sincerely,

John J /Adams
----------------
President

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                  FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
 June 30, 2000                                    2-96976-D
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

                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
       30,775,644             Common Stock,           June 30, 2000
                             $.0001 par value

                           DCI TELECOMMUNICATIONS, INC.

                                  Index

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

       Balance Sheet June 30, 2000                                 3
           Statements of Operations

       Three Months Ended June 30, 2000 and 1999                   5
           Statements of Cash Flow

       Three Months Ended June 30, 2000 and 1999                   7

       Notes to Unaudited Financial Statements
            June 30, 2000                                          9


ITEM 2.

       Management's Discussion and Analysis or
        Plan of Operations                                        10


                                     PART II

       Other Information                                          15

       Signatures                                                 15

                          DCI Telecommunications, Inc.
                           Consolidated Balance Sheet

                                   (unaudited)

                                                         June 30,
                                                           2000
                                                         --------

                                     ASSETS
Current assets:
Cash                                                  $ 1,225,959
Accounts receivable, net                                2,008,883
Other current assets                                       55,364
                                                        ---------
Total Current Assets                                    3,290,206

Fixed Assets                                              746,030
Less: Accumulated depreciation                           (250,350)
                                                        ---------
Net Fixed Assets                                          495,680

Accounts receivable-long term                           1,271,135
Deposits                                                   15,356


Cost in excess of assets acquired:
 Travel Source                                             89,379
 Muller Media                                           1,634,436
                                                        ---------
                                                        1,723,815
Less: Accumulated amortization:                          (177,689)
                                                        ----------
Net cost in excess of assets acquired                   1,546,126
                                                       -----------
Total Assets                                          $ 6,618 503
                                                       ==========

                                                         (continued)

          See accompanying notes to consolidated financial statements.

                                                        June 30,
                                                         2000
                                                        --------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                 $ 7,487,626
Preferred stock dividend                                  378,470
Due to shareholders                                        81,686
Current portion of long term debt                          71,661
Deferred revenue                                          111,750
Short term note payable                                    80,000
                                                       ----------
Total Current Liabilities                               8,211,193

Long-term debt                                          1,150,448
Accounts payable                                        1,321,729

Redeemable, convertible preferred stock,
$1,000 par and redemption
value, 2,000,000 shares authorized,
282.45 shares issued & outstanding                        282,453
                                                       ----------
Total Liabilities                                      10,965,823
                                                       ----------
Common stock, $.0001 par value,
 500,000,000 shares authorized,
 30,775,644 shares issued and outstanding                   3,077
Paid-in capital                                        37,277,637
Treasury stock (1,356,547 shares at cost)              (1,127,439)
Accumulated deficit subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated  $4,578,587)                      (40,500,595)
                                                      -----------
Total Shareholders' Deficit                            (4,347,320)
                                                      -----------
Total Liabilities and Shareholders' Deficit           $ 6,618,503
                                                      ===========




      See accompanying notes to consolidated financial statements.

                          DCI Telecommunications, Inc.

                      Consolidated Statement of Operations

                                   (unaudited)
                                                    Three Months Ended
                                                          June 30
                                                      2000       1999
                                                -----------    ---------
  Net sales                                    $    966,189  $   747,090

  Cost of sales                                     648,182      425,541
                                                 ----------   ----------
    Gross profit                                    318,007      321,549

 Selling, general and
  administrative expenses                           148,581      210,432
 Salaries and compensation                          225,360      305,124
 Professional and consulting fees                   125,707      185,177
 Amortization and depreciation                       56,824       50,024
                                                   ----------   ----------
                                                    556,472      750,757

 Loss before other income and (expense)            (238,465)    (429,208)

Other income and (expense):
  Investment income                                  99,271       78,929
  Interest expense                                   (5,922)      (2,527)
                                                 ----------    ---------
                                                     93,349       76,402

                                                                 (continued)

Loss from continuing operations                    (145,116)     (352,806)

Loss from discontinued operations                   (96,981)   (2,594,604)
                                                 ----------   -----------
Net loss   before
 dividends on preferred
 stock                                             (242,097)   (2,947,410)
Dividends on preferred
 Stock                                              (31,000)      (46,050)
                                                 ----------   ------------
Net loss   applicable to
 common shareholders                           $   (273,097) $ (2,993,460)
                                                 ==========   ==========
Basic and diluted net loss per common shares:

Loss from continuing
 operations                                          $(0.01)   $   (0.01)
Loss from discontinued
 operations                                          $   --    $   (0.09)
                                                      ------     --------
Net loss per common
 share - basic and diluted                           $(0.01)   $   (0.10)
                                                      ======     ========
Weighted average common
 shares outstanding -
 basic and diluted                               30,775,644    29,850,199


      See Accompanying Notes to Consolidated Financial Statements

                           DCI Telecommunications, Inc
                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                             Three Months Ended
                                                  June 30,

                                               2000          1999
                                               ----          ----
Reconciliation of net loss to net
cash used in operating activities:
Net loss from continuing operations       $  (145,116)  $ (352,806)
                                            ----------   ----------
Adjustments to reconcile net loss from
continuing operations to net cash
  used in operating activities:

    Amortization and depreciation              56,824       50,024
    Discontinued operations                   (96,981)  (3,477,994)

Changes in assets and liabilities:
     (Increase) Decrease in:

    Accounts receivable                      (127,186)  (1,180,692)
    Inventory                                    -           3,364
    Deposits                                     -         (46,258)
    Other current assets                        6,415     (368,878)

     Increase (Decrease):

    Accounts payable & accrued expenses       299,718    3,335,864
    Deferred revenue                            4,534      (67,490)
                                             ----------- ---------
Net Cash used in operating activities          (1,792)    (338,086)
                                            ------------  ----------


Cash flows from investing activities:

    Additions to fixed assets                  (6,622)     (65,113)
    Decrease in long term assets                 -          79,951
                                            -----------  -----------
Net cash from (used in) investing
  activities                                   (6,622)      14,838

                                                         (continued)








Cash flows from financing activities:
    Proceeds from stock
        options exercised                        -          51,275
    Proceeds from line of credit               80,000         -
    Net (payments)/advances to shareholders      (452)      47,491
    Payment of long-term debt                    -         (17,323)
                                            ---------    ----------
Net cash from financing activities             79,548       81,443
                                            ----------    ----------

Net (decrease) increase in cash                71,134     (241,805)

Cash, beginning of period                   1,154,825    1,631,186
                                            ---------    ----------
Cash, end of period                       $ 1,225,959   $1,389,381
                                             ---------    ----------

          See accompanying notes to consolidated financial statements.

DCI Telecommunications, Inc.

Notes to Unaudited Financial Statements June 30, 2000

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended March 31, 2000.

Loss per share was computed using the weighted average number of common shares outstanding.

NOTE 2.  Sale of Fone.com
-----------------------------------

Effective May 31, 2000, (closing date June 2, 2000) The Company sold all of the Common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,453,652 of debt of the Company. The debt assumed was a $ 1,348,605 note, $1,905,047 of redeemable convertible preferred stock and $ 200,000 of notes payable to Triton Private Equities Fund, Ltd. After the transaction DCI owned 62.67% of the outstanding shares of Tanners.


NOTE 3. Bankruptcy
------------------

On July 27, 2000, EDGE and Coast to Coast, were placed in Bankruptcy under Chapter 7.

                     Management's Discussion and Analysis or
                               Plan of Operations

Overview
--------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI
Telecommunications, Inc. and its subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the three months ended June 30, 2000. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company currently operates predominantly in the motion picture distribution Industry. The Company's services also include a travel agency.


Recent Dispositions
---------------------

Fone. Com
------------------

Effective May 31, 2000, (closing date June 2, 2000) The Company sold all of the common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,453,652 of debt of the Company. The debt assumed was a $1,348,605 note, $1,905,047 of redeemable convertible preferred stock, and $200,000 of notes payable to Triton Private Equities Fund, Ltd. After the transaction DCI owned 62.67% of the outstanding shares of Tanners.

Liquidity and Capital Resources
-------------------------------

At June 30, 2000 the Company had unrestricted cash of approximately $1,225,000. Net cash increased $ 71,000 during the last three months. Cash used in operating activities was about $2,000 and cash invested in fixed assets totaled $ 7,000

The ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms.

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

Consolidated Results of Operations
----------------------------------
                                         Three months Ended

                                              June 30

                                           2000     1999
                                           ----     ----
Net Sales                            $  966,189   $  747,090
--------

Net Sales from continuing operations increased approximately $ 219,000 in the three months ending June 30, 2000, compared to the same period a year ago. Sales increased $ 248,000 at Muller due to the implementation of more movie contracts. Travel sales are down approximately $ 29,000 in the three months due to less agent time and lower travel volume.

                                           2000     1999
                                           ----     ----
Cost of Sales                        $    648,182  $ 425,541
-------------

Cost of Sales increased $ 223,000 in the first three months compared to a year ago. Cost of Sales for Muller rose $ 223,000, corresponding to their sales growth.
                                       12

                                           2000     1999
                                           ----     ----
Selling, General & Administration
Expense                              $    148,581   $   210,432

Selling, General & Administration declined $ 62,000 in the current period compared to last year three months period principally as a result of the higher activity and more employees at the corporate level in the 1999 quarter ended June 30.


                                           2000     1999
                                           ----     ----
Salaries and Compensation            $    225,360   $   305,124
-------------------------

Salaries declined $ 80,000 in the current period compared to last year three months period principally as a result of fewer employees at the corporate level


                                           1999     1998
                                           ----     ----
Professional and Consulting Fees     $    125,707    $  185,177
--------------------------------

Professional fees declined $ 59,000 in the first three months principally since last year included heavy professional fees as a result of the SEC investigation.


                                           2000     1999
                                           ----     -----
Amortization and Depreciation        $     56,824   $  50,024
-----------------------------

Amortization and depreciation increased $ 7,000 over the prior year three months period due an increase of depreciation expense related to the purchase of furniture and computers, during the prior year.

                                           1999     1998
                                          -----     ----
Investment Income                    $ (   98,548) $    (78,929)
Interest Expense                     $      5,922  $      2,527
-----------------

The entire investment income in both periods is from Muller Media which earned $ 20,000 more in the current quarter on higher investments at higher yields. Interest expense also rose approximately $ 3,000 due to higher average debt at the corporate level.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
          Not applicable.

ITEM 2,- CHANGES IN SECURITIES
         Not applicable.

ITEM 3.- DEFAULTS UPON SENIOR SECURITIES.
         Not applicable
 .

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

ITEM 5.  OTHER INFORMATION.
          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      1.-June 15, 2000 Resignation of Larry Shatsoff 2.-June 19, 2000 Sale of Fon.com to Tanner Restaurant.






                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DCI TELECOMMUNICATIONS, INC.

                                          (Registrant)

Dated: August 21, 2000              By: /s/John J. Adams
                                        --------------------
                                        John J. Adams
                                           President