Form 10QSB
period 2000-09-30
DCI TELECOMMUNICATIONS INC
filed 2000-11-20
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                  FORM 10 - QSB

                QUARTERLY REPORT UNDER REGULATION SB OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
September 30, 2000                                    2-96976-D
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

                      YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class               Date
----------------------------       -------           ----------
       30,775,644             Common Stock,       September 30, 2000
                             $.0001 par value

                           DCI TELECOMMUNICATIONS, INC.

                                  Index

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

       Balance Sheet September 30, 2000                    3

       Statements of Operations                            5
       Three Months Ended September 30, 2000 and 1999

       Statements of Cash Flow                             7
       Three Months Ended September 30, 2000 and 1999

       Notes to Unaudited Financial Statements
       September 30, 2000                                  9


ITEM 2.

       Management's Discussion and Analysis or
        Plan of Operations                                10


                                     PART II

       Other Information                                   15

       Signatures                                          15

                          DCI Telecommunications, Inc.
                           Consolidated Balance Sheet

                                   (unaudited)

                                                      September 30,
                                                           2000
                                                         --------

                                     ASSETS
Current assets:
Cash                                                  $ 1,300,830
Accounts receivable, net                                1,636,352
Other current assets                                       48,419
                                                        ---------
Total Current Assets                                    2,985,601

Fixed Assets                                              669,398
Less: Accumulated depreciation                           (240,659)
                                                        ---------
Net Fixed Assets                                          428,739

Accounts receivable-long term                           1,970,886
Deposits                                                   15,356


Cost in excess of assets acquired:
 Muller Media                                           1,634,436

Less: Accumulated amortization:                          (188,405)
                                                        ----------
Net cost in excess of assets acquired                   1,446,031
                                                       -----------
Total Assets                                          $ 6,846 613
                                                       ==========

                                                         (continued)

     See accompanying notes to consolidated financial statements.

                                                      September 30
                                                         2000
                                                        --------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                 $ 7,794,002
Preferred stock dividend                                  353,119
Due to shareholders                                        47,081
Current portion of long term debt                          71,661
Deferred revenue                                           45,750
Short term note payable                                    80,000
                                                       ----------
Total Current Liabilities                               8,391,613

Long-term debt                                          1,150,448
Accounts payable                                        1,221,926

Redeemable, convertible preferred stock,
$1,000 par and redemption
value, 2,000,000 shares authorized,
275 shares issued & outstanding                           275,000
                                                       ----------
Total Liabilities                                      11,038,987
                                                       ----------
Common stock, $.0001 par value,
 500,000,000 shares authorized,
 30,775,644 shares issued and outstanding                   3,077
Paid-in capital                                        37,422,367
Treasury stock (1,356,547 shares at cost)              (1,127,439)
Accumulated deficit subsequent to 12/31/95,
 date of quasi-reorganization (total
 deficit eliminated  $4,578,587)                      (40,490,379)
                                                      -----------
Total Shareholders' Deficit                            (4,192,374)
                                                      -----------
Total Liabilities and Shareholders' Deficit           $ 6,846,613
                                                      ===========





      See accompanying notes to consolidated financial statements.

                         DCI Telecommunications, Inc.

                      Consolidated Statement of Operations

                                   (unaudited)
                         Three Months Ended     Six Months Ended
                            September 30          September 30
                           2000      1999        2000         1999
                        ---------  ---------  ---------    ---------
 Net sales             $1,361,175 $1,009,080 $2,327,364  $ 1,756,170

  Cost of sales           975,006    722,283  1,623,188    1,147,824
                        ----------  --------  ---------   ----------
    Gross profit          386,169    286,797    704,176      608,346

 Selling, general and
  Administr expenses      116,117    138,883    264,698      349,315
 Salaries and compens     169,334    301,387    394,694      606,511
 Professional fees        112,970    584,066    238,677      769,243
 Amortiz; and deprec;      51,306     50,126    108,130      100,150
                        ----------  -------- ----------   ----------
                          449,727  1,074,462  1,006,199    1,825,219

 Loss before other income and
 Expense                (  63,558)(  787,665)  (302,023 ) (1,216,873)

Other income and (expense):
  Investment income        79,324     72,700    178,595      151,629
  Interest expense       (  4,517)(1,406,407)   (10,439)  (1,408,934)
                        ---------- ---------- ----------   ---------
                           74,807 (1,333,707)   168,156   (1,257,305)


                                                       (continued)

Gain (loss)from continuing
Operations               11,249  (2,121,372)  (133,867)   (2,474,178)
Loss on Master Service
Agreement                 ----  (13,321,093)    -----    (13,321,093)
Loss from discontinued
Operations                ----     (439,928)   (96,981)   (3,034,532)
                       --------  ------------ ---------- ------------
Net Gain (Loss) before
 dividends on preferred
 stock                  11,249  (15,882,393)  (230,848)  (18,829,803)
Dividends on preferred
   Stock                  ----     ( 44,070)  ( 31,000)    (  90,120)
                       --------  -----------  --------- -------------
Net gain (loss) applicable
to common shareholders  11,249  (15,926,463)  (261,848)  (18,919,923)
                      =========  ===========  =========  ============
Basic and diluted net loss per common shares:

Loss from continuing
 operations             $ 0.00     $ (0.07)   $ (0.01)  $   (0.08)
Loss from discontinued
 operations                        $ (0.46)   $         $   (0.55)
                        -------    -------    --------   ----------
Net loss per common
 share - basic and      $ 0.00     $ (0.53)   $ (0.01)  $   (0.63)
 diluted               ========   =========   ========   ==========
Weighted average common
 shares outstanding -
 basic and diluted    30,775,644  29,870,015 30,775,644  29,870,015


      See Accompanying Notes to Consolidated Financial Statements

                           DCI Telecommunications, Inc
                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                              Six Months Ended
                                                September 30,

                                               2000          1999
                                               ----          ----
Reconciliation of net loss to net
cash used in operating activities:
Net loss from continuing operations       $  (133,867)  $(2,474,178)

Adjustments to reconcile net loss from
continuing operations to net cash
  used in operating activities:

    Amortization and depreciation             108,130      100,150
    Discontinued operations                   (96,981)  (2,721,900)
    Accrued Interest converted to Note                   1,348,605

Changes in assets and liabilities:
     (Increase) Decrease in:

    Accounts receivable                      (454,406)  (2,806,153)
    Inventory                                    -      (  115,030)
    Deposits                                     -          51,242
    Other current assets                       13,360      162,528

     Increase (Decrease):

    Accounts payable & accrued expenses       584,877    5,837,599
    Deferred revenue                          (61,466)     (91,993)
                                             ----------- ---------
Net Cash used in operating activities         (40,353)    (709,130)
                                            ------------  ----------


Cash flows from investing activities:

    Sale of Fixed Assets                       31,803        ----
   (Increase)Decrease in long term Assets     109,611     (213,653)
                                            -----------  -----------
Net cash from (used in) investing
  activities                                  141,414     (213,653)

                                                         (continued)

Cash flows from financing activities:
    Proceeds from Issuance of Notes                        872,500
    Payment of Notes                                      (300,000)
    Proceeds from stock
        options exercised                        -          51,275
    Proceeds from line of credit               80,000         -
    Net (payments)/advances to shareholders   (35,056)     (17,252)
    Payment of long-term debt                    -         (38,654)
                                            ---------    ----------
Net cash from financing activities             44,944      567,869
                                            ----------    ----------

Net (decrease) increase in cash               146,005     (354,914)

Cash, beginning of period                   1,154,825    1,631,186
                                            ---------    ----------
Cash, end of period                       $ 1,300,830   $1,276,272
                                           -----------   ----------

     See accompanying notes to consolidated financial statements.

DCI Telecommunications, Inc.

Notes to Unaudited Financial Statements Septmenber 30, 2000

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

NOTE 2.  Sale of Fone.com
-----------------------------------

Effective May 31, 2000, (closing date June 2, 2000) The Company sold all of the Common stock of Fone to Corzon, Inc., formerly Tanners Restaurant Group, Inc. ("Corzon") in exchange for 40,000,000 shares of Corzon and the assumption by Corzon of $3,453,652 of debt of the Company. The debt assumed was a $ 1,348,605 note, $1,905,047 of redeemable convertible preferred stock and $ 200,000 of notes payable to Triton Private Equities Fund, Ltd. After the transaction DCI owned 62.67% of the outstanding shares of Corzon. DCI has been informed that the SB2 registration statement filed by Corzon became effective in November, 2000.


NOTE 3. Bankruptcy
------------------

On July 27, 2000, EDGE and Coast to Coast, were placed in Bankruptcy under Chapter 7. In October 2000, a hearing was held by the Trustee in Maryland. DCI is presently awaiting official documentation from the Trustee. As soon as that is received, $ 1.4 million in net liabilities presently reflected on the balance sheet will be adjusted accordingly.

Note 4. Other
-------------
Travel Source Impairment
------------------------

Due to the intense competition from airline carriers and internet travel service, as well as a loss of key employees, the Company has determined that the remaining goodwill was impaired and wrote off the remaining $ 78,586 in the quarter ended September 30, 2000.

Market Maker
-------------
On September 26, 2000, DCI was informed by Herzog, Heine, Geduld Inc. that they filed a 15C2-11 with the NASDQ requesting that they become a marker maker for DCI common stock, and that it was returned with a deficiency. On October 13, 2000, DCI's attorney, Greenburg, Traurig responded to the deficiency.

               Management's Discussion and Analysis or
                               Plan of Operations

Overview
--------

The following  discussion  and analysis  provides  information  that
management believes   is   relevant   to   an   assessment   and
understanding   of   DCI Telecommunications,  Inc.  and its
subsidiaries (collectively, the Company), consolidated results of operations and financial condition for the six months ended September 30, 2000. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

The Company currently operates predominantly in the motion picture distribution Industry. The Company's services also include a travel agency.


Recent Dispositions
---------------------

Fone.Com
------------------

Effective May 31, 2000, (closing date June 2, 2000) the Company sold all of the common stock of Fone to Corzon, Inc formerly Tanners Restaurant Group, Inc. ("Corzon") in exchange for 40,000,000 shares of Corzon and the assumption by Corzon of $3,453,652 of debt of the Company. The debt assumed was a $1,348,605 note, $1,905,047 of redeemable convertible preferred stock, and $200,000 of notes payable to Triton Private Equities Fund, Ltd. After the transaction DCI owned 62.67% of the outstanding shares of Corzon. DCI has been informed that the SB2 registration statement filed by Corzon became effective on November 14 ,2000.

Liquidity and Capital Resources
-------------------------------

At September 30, 2000 the Company had unrestricted cash of approximately $1,300,000. Net cash increased $ 146,000 during the last three months. Cash used in operating activities was about $40,000. The Company has negative working capital of approximately $5,500,000 at September 30, 2000. The ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------

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

Consolidated Results of Operations
----------------------------------
                                           Six months Ended

                                            September 30
                                           2000     1999
                                           ----     ----
Net Sales                            $ 2,327,364   $ 1,756,170
--------

Net Sales from continuing operations increased approximately $ 571,000 in the six months ending September 30, 2000, compared to the same period a year ago. Sales increased $ 1,048,000 at Muller due to the implementation of more movie contracts. Travel sales are down approximately $ 477,000 in the six months due to less agent time and more direct competition from the airlines and internet services.

                                            2000       1999
                                          -------   ----------
Cost of Sales                        $   1,623,188 $ 1,147,824
-------------

Cost of Sales increased $ 475,000 in the first six months compared to a year ago. Cost of Sales for Muller rose $ 918,000, corresponding to their sales growth, while Travel costs fell
$424,000 due to their drop in sales.

                                           2000      1999
                                          ------    ------
Selling, General & Administration
Expense                                  $264,698  $ 349,315

Selling, General & Administration declined $ 85,000 in the current period compared to last year six months period principally as a result of the higher activity and more employees at the corporate level in the 1999 quarter.

                                            2000       1999
                                          --------   -------
Salaries and Compensation                $ 394,694  $ 606,511
-------------------------

Salaries declined $ 212,000 in the current period compared to last year six months period principally as a result of fewer employees at the corporate level

                                           2000         1999
                                        ---------     ---------
Professional and Consulting Fees     $    238,677    $  769,243
--------------------------------

Professional fees declined $ 531,000 in the first six months principally since last year included heavy professional fees as a result of the SEC investigation.


                                           2000        1999
                                         --------   ---------
Amortization and Depreciation        $    108,130   $ 100,150
-----------------------------

Amortization and depreciation increased $ 8,000 over the prior year six months period due an increase of depreciation expense related to the purchase of furniture and computers, during the prior year.

                                           2000         1999
                                       ----------   -----------
Investment Income                    $ (  178,595) $   (151,629)
Interest Expense                     $     10,439  $  1,408,934
-----------------

The entire investment income in both periods is from Muller Media which earned $ 27,000 more in the current period on higher investments at higher yields. Interest expense fell approximately $ 1,400,000 due to the fact that 1999 results included interest and penalties associated with Series F convertible preferred stock of approximately $ 1,379,000

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
          Not applicable.

ITEM 2.- CHANGES IN SECURITIES
         Not applicable.

ITEM 3.- DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

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

                                    DCI TELECOMMUNICATIONS, INC.

                                          (Registrant)

Dated: November 20, 2000              By: /s/John J. Adams
                                        --------------------
                                        John J. Adams
                                        President