Form 10QSB
period 2000-12-31
DCI TELECOMMUNICATIONS INC
filed 2001-02-20
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                             FORM 10 - QSB

               QUARTERLY REPORT UNDER REGULATION SB OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                        Commission File Number:
  December 31, 2000                                 2-96976-D
-----------------------                         ------------------

                     DCI TELECOMMUNICATIONS, INC.
                     ----------------------------
         (Exact Name of Registrant as specified in its charter)

             COLORADO                            84-1155041
          ---------------                  -----------------------
   (State or other jurisdiction          (IRS Employer Identification
  of incorporation or organization)               Number)

          488 Schooley's Mountain Road, Hackettstown, NJ 07840
          ----------------------------------------------------
          (Address and zip code of principal executive offices)

                             (908) 684-8233
                             --------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                 YES __X__              NO_____

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding        Class                   Date
----------------------------       -------               ----------
      30,775,644                Common Stock,         December 31, 2000
                                $.0001 par value

                         DCI TELECOMMUNICATIONS, INC.
                                     Index

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

      Balance Sheet December 31, 2000                           3
      Statements of Operations
        Three Months Ended December 31, 2000 and 1999           5
      Statements of Cash Flow
        Nine Months Ended December 31, 2000 and 1999            7

      Notes to Unaudited Financial Statements
        December 31, 2000                                       9

ITEM 2. Management's Discussion and Analysis or
         Plan of Operations                                    10


PART  II
       Other Information                                      15

       Signatures                                             15

                        DCI Telecommunications, Inc.
                         Consolidated Balance Sheet

                        (unaudited)
                                                    December 31,
                                                       2000
                                                    -----------
ASSETS
Current assets:
Cash                                                  $ 1,409,277
Accounts receivable, net                                2,153,113
Other current assets                                       40,165
                                                        ---------
Total Current Assets                                    3,602,555

Fixed Assets                                              673,583
Less: Accumulated depreciation                           (277,490)
                                                        ---------
Net Fixed Assets                                          396,093

Accounts receivable-long term                           2,762,954
Deposits                                                   13,856
Assets Held for Sale                                        8,071

Cost in excess of assets acquired:
 Muller Media                                           1,634,436

Less: Accumulated amortization                           (208,835)
                                                        ----------
Net cost in excess of assets acquired                   1,425,601
                                                       -----------
Total Assets                                          $ 8,209 130
                                                       ==========

                                                      (continued)

     See accompanying notes to consolidated financial statements.

                                                     December 31
                                                          2000
                                                      ----------

              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                 $ 5,608,739
Preferred stock dividend                                  353,119
Due to shareholders                                        56,711
Short term note payable                                    80,000
                                                       ----------
Total Current Liabilities                               6,098,569

Long-term debt                                          1,150,448
Accounts payable                                        2,607,559

Redeemable, convertible preferred stock,
$1,000 par and redemption
value, 2,000,000 shares authorized,
282.45 shares issued & outstanding                        275,000
                                                       ----------
Total Liabilities                                      10,131,576


Common stock, $.0001 par value,
500,000,000 shares authorized,
 30,775,644 shares issued and outstanding                   3,077
Paid-in capital                                        37,421,216
Treasury stock (1,356,547 shares at cost)              (1,127,439)
Accumulated deficit subsequent to 12/31/95,
date of quasi-reorganization (total
 deficit eliminated  $4,578,587)                      (38,219,300)
                                                      -----------
Total Shareholders' Deficit                            (1,922,446)
                                                      -----------
Total Liabilities and Shareholders' Deficit           $ 8,209,130
                                                      ===========


See accompanying notes to consolidated financial statements.

                      DCI Telecommunications, Inc.
                 Consolidated Statement of Operations
                          (unaudited)

                            Nine Months Ended       Nine Months Ended
                                December 31             December 31
                                    2000                   1999


 Net Sales                       $ 4,443,695             $ 2,523,856

 Cost of Sales                     3,224,875               1,505,230
                                  ----------              ----------
    Gross profit (loss)            1,218,820               1,018,626

Selling, general and
  Administrative Expenses            524,379                 629,015
 Salaries and compensation           595,287                 852,904
 Professional and consulting fees    350,850                 996,231
 Amortization and depreciation       163,248                 147,538
                                   ----------             -----------
                                   1,633,764               2,625,688

Loss before other income and
  Expense                           (414,944)             (1,607,062)


  Investment Income                  310,060                 242,958
  Interest expense                   (13,995)             (1,585,111)
  Other Income                        14,532                     477
                                  -----------             -----------
                                     310,597              (1,341,676)

Loss from continuing operations     (104,347)             (2,948,738)


Discontinued Operations:

Gain/(loss) on dissolution of
Subsidiaries:

DCI Spain                              408,627
Coast to Coast                         408,679
EDGE Telecommunications              1,412,914
DCI UK                                                     1,426,149
EDGE- Goodwill write-off                                  (6,454,709)
Loss on Master Service
Agreement                                                (13,321,093)
                                      ----------         -----------
                                     2,230,220           (18,349,653)

                                                         (continued)
                                   5

Loss from discontinued Operations:

Fone.Com UK                            (96,981)             (855,634)
Travel Source                           11,339              (  6,736)
EDGE Telecommunications                                   (3,213,563)
DCI Spain                                                   (258,524)
DCI UK                                                      (560,414)
Coast to Coast                                                    55
Amortization on Master Service
agreement                                                 (1,567,188)
                                    -----------           -----------
                                       (85,642)           (6,462,004)
                                    -----------          ------------
Net Gain/(loss) before dividends
On preferred stock                   2,040,231           (27,760,395)
                                    -----------          ------------
Dividends on preferred stock                                 133,870
                                    -----------          ------------
Net Gain/loss aplicable to
Common shareholders                  2,040,231           (27,894,265)
                                    ===========          ============

Basic and diluted net loss per common shares:

Loss from continuing operations         0.00                ( 0.10)

Gain(loss) from discontinued
  operations                             0.07               ( 0.82)
                                    ----------           -----------
Net gain (loss) per common
  share-basic and diluted                0.07               ( 0.92)
                                    ==========           ===========
Weighted average common
  shares outstanding               30,775,644            30,242,819



  See accompanying notes to consolidated financial statements

                     DCI Telecommunications, Inc
               Consolidated Statements of Cash Flow
                            (unaudited)
                                                Nine Months Ended
                                                   December 31
                                               2000          1999
                                               ----          ----
Reconciliation of net loss to net
cash used in operating activities:
Net loss from continuing operations       $  ( 104,347) $( 2,948,738)

Adjustments to reconcile net loss from
continuing operations to net cash
used in operating activities:
    Amortization and depreciation              163,248       147,538


    Accrued interest converted to note                     1,348,605

Changes in assets and liabilities:
(Increase) Decrease in:
    Accounts receivable                      (1,861,161)  (2,979,434)
    Inventory                                                 20,111
    Deposits                                                  75,534
    Other current assets                         21,614       84,939

Increase (Decrease):
    Accounts payable & accrued expenses       1,859,428)   2,975,057
    Deferred revenue                         (  107,216)   ( 267,943)
                                            ------------ ------------
                                             (   28,434)  (1,544,331)


Cash flows from investing activities:

Additions to Fixed Assets                                  (202,361)
Sale of Fixed Assets                            31,803        6,277
(Increase) Decrease in long term Assets        196,509
                                            -----------  ------------
Net cash from(used in)investing activities     228,312     (196,084)

                                                          (continued)

Proceeds from stock options
    Exercised                                                 51,260
  Payment of Notes Payable                                  (550,000)
  Net Payments to shareholders              (25,426)         (47,070)
  Proceeds from issuance of notes
  Payable                                                   1,930,000
  Payment of long-term debt                                  (53,529)
  Proceeds from line of credit               80,000
                                          -----------     -----------
Net cash from financing activities           54,574        1,330,661
                                          ----------      -----------

Net (decrease) increase in cash             254,452        ( 409,754)

Cash, beginning of period                 1,154,825        1,631,186
                                          -----------    ------------
Cash, end of period                     $ 1,409,277      $ 1,221,432
                                         ----------      ------------

Supplemental disclosures of cash flow information:
Cash paid for interest                       13,995           44,435
Non-cash investing and financing
transactions:

  Preferred stock dividends                                  133,870
  Stock issued for other assets                               40,000
  Assets acquired by lease                                   705,757


          See accompanying notes to consolidated financial statements.

DCI Telecommunications, Inc.
Notes to Unaudited Financial Statements December 31, 2000

NOTE 1.
--------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain restatements of prior year numbers have been made to conform to the current years presentations and to account for discontinued operations.

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

Per share amounts were computed using the weighted average number of common shares outstanding.

NOTE 2.  Sale of Fone.com
-------------------------
Effective May 31, 2000, (closing date June 2, 2000) The Company sold all of the Common stock of Fone to Corzon, Inc formerly Tanners Restaurant Group, Inc. ("Corzon") in exchange for 40,000,000 shares of Corzon and the assumption by Corzon of $3,453,652 of debt of the Company. The debt assumed was a $ 1,348,605 note, $1,905,047 of redeemable convertible preferred stock and $ 200,000 of notes payable to Triton Private Equities Fund, Ltd, After the transaction DCI owned 62.67% of the outstanding shares of Corzon. DCI has been informed that the SB2 registration statement filed by Corzon became effective in November, 2000.

The Board of Directors of DCI Telecommunications, Inc. declared a one-time special dividend. Under this declaration, each outstanding share of DCI Common Stock held of record as of 5pm eastern standard time on December 6, 2000 will receive one share of Corzon, Inc. (OTC Bulletin Board: CRZN) common stock. The Company had anticipated that the shares would have been distributed on/or about January 30, 2001. The Company has been advised however that Corzon must amend its most recent SB2 Registration Statement. It is anticipated that the shares will be distributed by Corzon's Stock Transfer Agent to DCI's shareholders as of the December 6, 2000 record date, as soon as such amendment is efective.

NOTE 3. Bankruptcy
------------------
On July 27, 2000, EDGE and Coast to Coast, were placed in Bankruptcy under Chapter 7. In October , 2000, a hearing was held by the Trustee in Maryland. DCI has received official documentation from the Trustee and $ 1.8 million in net liabilities was written off as discontinued operations.

Note 4. Other
------------

Travel Source Impairment
------------------------
Due to the intense competition from airline carriers and internet travel service, as well as a loss of key employees, the Company has determined that the remaining goodwill was impaired and wrote off the remaining $ 78,586 in September 30, 2000.

Note 5.- Subsequent Event.
--------------------------
DCI Telecommunications, Inc. has purchased The Music Factory, a privately owned company that is in the entertainment, educational and commercial software business. The Music Factory's production team records entertainment and educational events on an international scale and then produces interactive multimedia enhanced CD's and offers them for resale. It's products range from history making events to international Christmas CD's with original video, photography, music and sound effects.

At closing 745,000 shares of DCI Telecommunications, Inc. Stock will be issued to the current shareholders of the Music Factory. These shares will be issued in accordance with and subject to SEC Rule 144. The total Purchase price will be determined by the performance of the Music Factory over a 24-month period. The total purchase price will be predicated upon a sales formula.

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

December 31, 2000. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

The Board of Directors of DCI Telecommunications, Inc. declared a one-time special dividend. Under this declaration, each outstanding share of DCI Common Stock held of record as of 5pm eastern standard time on December 6, 2000 will receive one share of Corzon, Inc (OTC Bulletin Board: CRZN) common stock. The Company had anticipated that the shares would have been distributed on/or about January 30, 2001. The Company has been advised however that Corzon must amend its most recent SB2 Registration Statement. Is is anticipated that the shares will be distributed by Corzon's Stock Transfer Agent to DCI's shareholders as of the December 6, 2000 record date, as soon as such amendment is effective.

Bankruptcy of subsidiaries
--------------------------

On July 27, 2000 EDGE and Coast to Coast, were placed in Bankruptcy under chapter 7. In October 2000, a hearing was held by the Trustee in Maryland. DPI has received official documentation from the Trustee And $J 1.8 million in net liabilities was written off as discontinued operations.

Liquidity and Capital Resources
-------------------------------

At December 31, 2000 the Company had unrestricted cash of approximately $1,409,000. Net cash increased $ 108,000 during the last three months. Cash used in operating activities was about $28,000. The Company has negative working capital of approximately $ 2,500,000 at December 31, 2000. The ability of the Company to finance all new and existing operations will be heavily dependent on external sources. No assurance can be given that additional financing will be available or, if available, that it will be on acceptable terms.

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

Consolidated Results of Operations
----------------------------------
                                      Nine months Ended
                                           December 31

                                           2000     1999
                                           ----     ----
Net Sales                            $ 4,443,695   $ 2,523,856

Net Sales from continuing operations increased approximately $1,920,000 in the nine months ending December 31, 2000, compared to the same period a year ago. Increased movie sales by Muller accounts for the increase due to better quality movie packages and more movie contracts

                                            2000       1999
                                          -------   ----------
Cost of Sales                        $   3,224,875 $ 1,505,230

Cost of Sales increased $ 1,720,000 in the first nine months compared to a year ago. Cost of Sales of Muller accounts for the difference corresponding to their sales growth.

                                           2000        1999
                                         -------    ---------
Selling, General & Administration
Expense                                  $524,379  $ 629,015

Selling, General & Administration declined $ 105,000 in the current period compared to last year nine months period principally as a result of the higher activity and more employees at the corporate level in the 1999 period.

                                            2000       1999
                                          --------   ----------
Salaries and Compensation                $ 595,287   $ 852,904

Salaries declined $ 258,000 in the current period compared to last year nine months period principally as a result of fewer employees at the corporate level.

                                           2000         1999
                                        ---------     ---------
Professional and Consulting Fees     $    350,850    $  996,231

Professional fees declined $ 645,000 in the first nine months principally since last year included heavy professional fees as a result of the SEC investigation.

                                           2000        1999
                                         --------   ---------
Amortization and Depreciation        $    163,248   $ 147,538

Amortization and depreciation increased $ 16,000 over the prior year nine months period due an increase of depreciation expense related to the purchase of furniture and computers, during the prior year.

                                           2000         1999
                                       ----------   -----------
Investment Income                    $ (  310,560) $   (242,958)
Interest Expense                     $     13,995  $  1,585,111
Other Income                         $ (   14,532) $    (   477)

The entire investment income in both periods is from Muller Media which earned $ 67,000 more in the current period on higher investments at higher yields. Interest expense fell approximately $ 1,571,000 due to the fact that 1999 results included interest and penalties associated with Series F. convertible preferred stock of approximately $ 1,379,000

Gain (loss) on Dispositions                2000           1999
                                      -----------     ------------
                                    $  2,230,220   $( 18,349,353)

The gain in the current period relates to write-off of net liabilities upon the Bankruptcy of EDGE ($1,412,914), Coast to Coast ($ 408,679), and closing Spanish operations ($ 408,627). The losses in the prior year are the write-off of the Master Service Agreement, $13,321,093, the write off of EDGE Goodwill, $ 6,454,709, partially offset by gain on Bankruptcy of DCI UK totalling $ 1,426,149


Loss from Discontinued Operations         2000            1999
                                     -----------       -----------
                                    $ (   85,642)    $( 6,462,004)

The loss in the current year is principally from Fone.Com which was sold earlier in the year. The prior year losses principally relate to telecommunications business that were shut down last year as well as amortization related to the Master Service Agreement.

                              PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable.

ITEM 5.  OTHER INFORMATION.
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         FORM 8K November 27 2000 - Announce special dividend
         FORM 8K January 30, 2001 - Change in special dividend
         FORM 8K February 9, 2001 - Purchase of The Music Factory

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DCI TELECOMMUNICATIONS, INC.
                                         (Registrant)

Dated: February 16, 2000             By: /s/John J. Adams
                                     -------------------------
                                     John J. Adams - President