Form 10KSB
period 2001-03-31
DCI TELECOMMUNICATIONS INC
filed 2001-12-28
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2001

                        Commission File Number: 2-96976-D

                          DCI TELECOMMUNICATIONS, INC.
               ---------------------------------------------------
           (Name of Small Business Issue as specified in its charter)

                   Colorado                             84-1155041
         -------------------------------      ---------------------------------
         (State or other Jurisdiction         (IRS Employer Identification No.)
         of incorporation or organization)

          488 Schooley's Mountain Road, Hackettstown, New Jersey 07840
        ----------------------------------------------------------------
          (Address of principle executive offices, including zip code)

         Issuer's telephone number, including area code: (908) 684-8233

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

                                   Yes X   No __
                                      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       (Number of shares of Common Stock outstanding as of March 31, 2001)

                                   33,020,644

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

On April 30, 1998, the Company issued 4,385,715 shares of common stock and assumed net liabilities of $296,976 for all of the outstanding shares of EDGE Communications, Inc. ("EDGE"). The acquisition was accounted for under the purchase method of accounting effective April 30, 1998. The shares were valued at $6,644,000. EDGE was in the prepaid phone card business. Goodwill of $6,940,976 was initially recognized in this transaction.

On June 2, 1999 the Company established Fone.Com, Limited ("Fone"), a London based company involved in providing long distance telephone service to business and individuals, through a multi-switched-based private leased network. Effective May 31, 2000, (closing date June 2, 2000) the Company sold all of the common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,696,318 of debt of the Company.

In 2001, Tanners acquired Lecstar Corp. ("Lecstar"). The acquisition was accounted for as a reverse acquisition whereby Lecstar was considered the acquirer. As a result of this transaction the Company's share holdings of Tanners were converted into 500,000 shares of Lecstar. The value of such shares at March 31, 2001 was $250,000, and has been classified as marketable securities.

Discontinued Operations
-----------------------

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

In Fiscal 2001 the Company ceased operations of Travel Source.

Securities and Exchange Commission Proceedings
----------------------------------------------

On May 3, 1999 the Securities and Exchange Commission (SEC) suspended trading in the Company's stock and commenced an investigation under the authority of
Section 20(a) of the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934.

On June 23, 2000, a civil complaint was filed in the United States District Court for the Southern District of New York, by the Securities and Exchange Commission against the Company and certain of it's then officers in an action entitled Securities and Exchange Commission v. DCI Telecommunications, Inc., under file number 00CIV4664. The complaint alleges amongst other violations improper accounting, which violates certain sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules promulgated thereunder. The complaint seeks to : (i)permanently enjoin the Company and it's certain named officers from violating various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules promulgated thereunder; (ii) have the Company and such officers provide an accounting and disgorge certain gains together with prejudgment interest and (iii) have the Company and it's officers pay civil monetary penalties.

In November 2001, the SEC withdrew its claim for civil monetary penalties (to eliminate the Defendants' right to a jury trial) and served a motion to amend the complaint to add additional claims based on alleged violations of the registration provisions of the reporting provisions of the Securities Act in connection with the Company's issuance of certain S-8 stock and the issuance of other stock pursuant to Regulation D and Regulation S. Defendants have filed an opposition to the motion for leave to amend. The SEC's reply is due on January 9, 2002. The SEC seeks disgorgement of in excess of $9 million. It is not possible at this time to determine the likelihood that the court will order disgorgement.


Business Activity
-----------------

DCI Telecommunications, Inc. is engaged through its only operating subsidiary, Muller Media, in media distribution.

Muller Media is engaged in the business of purchasing, selling, distributing, licensing and otherwise dealing in the acquisition and transfer of motion picture and other entertainment media principally to television and cable networks in the United States.

Employees
---------

The Company has 10 employees.

Competition
-----------

The Company has numerous competitors, many with substantially more resources than the Company. Management believes that no single competitor has a dominant market position. Management believes that the Company is able to compete successfully on the basis of product efficiency, reliability, and service to customers as follows:

MEDIA DISTRIBUTION

Product Efficiency - Muller Media Inc. Muller is a distributor of programs to television and cable, and in some cases, ancillary markets such as airlines, schools and colleges.

The process of distribution starts with negotiating the acquisition of rights (usually for U.S. distribution) for both over-the-air and cable telecasts, with producers or owners of programming (in most cases, feature films), or in conjunction with companies that own or purchase programming that usually do not have their own distribution in place. In some cases, Muller obtains the right to license the programming for home video and other ancillary markets.

Product Reliability - The film library is maintained under modern storage standards to protect the integrity of the films.

Service to Customers - Muller has a long history of providing service by making films available when and where needed, when contracted for.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company presently has an operating lease agreement for approximately 800 square feet for Muller Media and 600 square feet for a corporate location in Hackettstown, New Jersey. All properties are considered in good condition.

ITEM 3 - LEGAL PROCEEDINGS

See Notes to Financial Statements and section entitled "Securities and Exchange Commission Proceedings".

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded in the over-the-counter market on NASDAQ's electronic bulletin board until May 3, 1999, when the Securities and Exchange Commission suspended trading to perform an Investigation. Trading since then has been on the pink sheets and no quotes are available. The Company's symbol is "DCTC".

As of December 18, 2001 there were approximately 5,000 record holders of the Company's stock.

The Company paid no dividends in Fiscal year 2001 and 2000. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefore. The Company intends to retain most of its earnings if any for the operation and expansion of its business. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Company's Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

Year Ended March 31, 2001
-------------------------

At March 31, 2001, the Company had $1,366,881 of unrestricted cash.

The Company has incurred significant recurring operating losses through March 31, 2001, has negative working capital and a capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of these plans and actions cannot be assured.

Effective May 31, 2000, (closing date June 2, 2000) the Company sold all of the common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,696,318 of debt of the Company.

In 2001, Tanners acquired Lecstar Corp. ("Lecstar"). The acquisition was accounted for as a reverse acquisition whereby Lecstar was considered the acquirer. As a result of this transaction the Company's share holdings of Tanners were converted into 500,000 shares of Lecstar. The value of such shares at March 31, 2001 was $250,000, and has been classified as marketable securities. The increase in value in marketable securities from the Company's original carrying value has been recorded as other comprehensive income.

In the years ended March 31, 2001 and 2000, the Company paid no common stock dividends.

The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this report. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include level of freight shipments, competition, future contractual terms with landfill authorities, impact of government regulations, availability of capital to finance growth and general economic conditions.

The following should be read in conjunction with the Company's financial statements and related notes, which are a part of this report.

Results of Operations
---------------------

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000
---------------------------------------------------------------

Comparative operating results are as follows:


                                   Years Ended March 31, 2001
                            --------------------------------------------
                                       2001                     2000
                            ---------------------      -----------------
Net Sales                  $         1,375,085       $         2,882,284

Net sales decreased by approximately $1,507,000 in fiscal 2001, compared to the comparable 2000 period. Muller Media, accounted for the decrease due to the change in accounting method required by SOP 00-2 "Accounting by Producers or Distributors of Films". The Company also closed operations ofTravel Source, Ltd.


                                     Years Ended March 31, 2001
                              ------------------------------------------
                                        2001                     2000
                              -----------------       ------------------
Cost of Sales              $         1,005,392       $         1,666,309

Cost of sales in 2001 decreased by approximately $661,000 compared to the comparable 2000 period. Costs associated with Muller Media accounted for the decrease corresponding to this year's sales decline because of SOP 00-2 "Accounting by Producers or Distributors of Films" and in correlation to reduction of sales.


                                              Years Ended March 31, 2001
                                        --------------------------------------
                                             2001                     2000
                                        -------------          ---------------
Selling, General & Administrative    $      569,481           $      831,842

Selling, general and administrative expenses in fiscal 2001 decreased approximately $262,000 compared to the 2000 period. SG&A expenses of Muller Media decreased $19,000. Corporate selling, general and administrative expenses decreased $243,000 due to less administrative costs because of reduced activity and lower travel and entertainment.

                                      Years Ended March 31, 2001
                            ---------------------------------------------
                                       2001                      2000
                            -------------------      --------------------
Salaries                   $        1,152,720      $           1,259,289

Salaries in 2001 decreased approximately $107,000 from 2000. Salaries at the corporate level decreased approximately $244,000 due to lower staffing with Muller Media increasing $137,000.


                                         Years Ended March 31, 2001
                                 ---------------------------------------------
                                           2001                  2000
                                 -------------------    ----------------------
Professional Fees               $          462,339     $       1,208,139

Professional fees in fiscal 2001 decreased approximately $746,000 from the 2000 period. Professional fees at corporate were $707,000 lower than 2000 as a result of less legal expenses associated with SEC matters. Professional fees for Muller Media decreased by $38,000.


                                        Years Ended March 31, 2001
                                  ----------------------------------------
                                       2001                   2000
                                  ------------------     -----------------
Amortization and Depreciation   $     214,815          $     205,964

The 2001 increase of approximately $9,000 is principally due to additional depreciation from new capital expenditures.


                                        Years Ended March 31, 2001
                                 ------------------------------------
                                      2001                  2000
                                 ---------------     ----------------
Other Income and Expense
     Interest Expense     $           (17,943)      $     (1,654,353)
     Investment Income                550,181                325,407
                                 ---------------     ----------------
                          $           532,238       $     (1,328,946)
                                 ===============     ================

Interest expense decreased in 2001 principally due to sale of debt on Fone.

The $225,000 increase in 2001 investment income is a result of interest earned on short-term investments of Muller Media.

                                             Years Ended March 31, 2001
                                         ---------------------------------
                                           2001                 2000
                                         -----------      ----------------
Preferred Dividends                   $   47,500      $        77,620

The company has recorded dividends in association with the Series F redeemable convertible preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In March 2001 the Company changed its accounting method for the recording of licensing arrangements with its stations based on the conditions set forth by Accounting Standards Executive Committee of the AICPA in SOP 00-2 "Accounting by producers or Distributors of Films". The Company retroactively applied this adoption effective April 1, 2000. The effect of the change for year ended March 31, 2001 was to decrease income by $448,061 (or $0.01 per share).

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non- amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

ITEM 7 - FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report commencing on page F-1.


                               Table of Contents

Independent auditors' report                                            F-1

Consolidated balance sheet                                              F-2

Consolidated statements of operations                                   F-3

Consolidated statements of stockholders' equity (deficit)               F-4

Consolidated statements of cash flows                                   F-5

Notes to consolidated financial statements                          F-6 to F-17

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
DCI Telecommunications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DCI Telecommunications, Inc. and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of DCI Telecommunications, Inc. and Subsidiaries as of March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements the Company has a stockholder deficit and negative working capital of $4,313,064 at March 31, 2001, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
November 30, 2001

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001


                                     ASSETS


CURRENT ASSETS:
     Cash                                                     $       1,366,881
     Marketable securities                                              288,388
     Accounts receivable                                              2,901,414
     Prepaid expenses                                                 1,050,253
     Other current assets                                                 8,066
                                                                ----------------
      TOTAL CURRENT ASSETS                                            5,615,002

ACCOUNTS RECEIVABLE - LONG TERM                                       1,325,136

DEPOSITS                                                                 10,906

GOODWILL                                                              1,405,171
                                                                ----------------

                                                              $       8,356,215
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $       4,151,938
     Preferred stock dividends                                          394,970
     Line of credit                                                      80,000
     Due to shareholders                                                 64,901
     Deferred revenue                                                 4,019,475
     Notes payable                                                    1,150,448
     Other current liabilities                                           66,334
                                                                ----------------
      TOTAL CURRENT LIABILITIES                                       9,928,066

DEFERRED REVENUE                                                      1,731,219

ACCOUNTS PAYABLE                                                         95,371

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                  275,000
                                                                ----------------
      TOTAL LIABILITIES                                              12,029,656
                                                                ----------------

STOCKHOLDERS' DEFICIT:
     Common stock, $.0001 par value
      500,000,000 shares authorized
      33,020,644 shares issued and outstanding                            3,302
     Additional paid-in capital                                      37,609,424
     Treasury stock (1,356,547 shares at cost)                       (1,127,439)
     Accumulated deficit                                            (40,407,989)
     Other comprehensive gain                                           249,261
                                                                ----------------
      TOTAL STOCKHOLDERS' DEFICIT                                    (3,673,441)
                                                                ----------------

                                                              $       8,356,215
                                                                ================





                 See notes to consolidated financial statements

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended March 31,
                                           -------------------------------------
                                                     2001              2000
                                           -------------------------------------

Net sales                                $         1,375,085  $       2,882,284

Cost of sales                                      1,005,392          1,666,309
                                           ------------------   ----------------

Gross profit                                         369,693          1,215,975
                                           ------------------   ----------------

Operating expenses:
 Selling, general and administrative                 569,481            831,842
 Salaries and compensation                         1,152,720          1,259,289
 Professional and consulting fees                    462,339          1,208,139
 Amortization and depreciation                       214,815            205,964
                                           ------------------   ----------------
                                                   2,399,355          3,505,234
                                           ------------------   ----------------

  Loss from continuing operations
   before other income (expenses)                 (2,029,662)        (2,289,259)
                                           ------------------   ----------------

Other income (expenses):
 Interest income                                     550,181            325,407
 Interest expense                                    (17,943)        (1,654,353)
                                           ------------------   ----------------
                                                     532,238         (1,328,946)
                                           ------------------   ----------------

Loss from continuing operations                   (1,497,424)        (3,618,205)

Income (loss) from
 discontinued operations                           1,791,517        (25,000,295)

Cumulative effect of
 change in accounting principle                     (448,061)                 -
                                           ------------------   ----------------

Net loss                                            (153,968)       (28,618,500)

Dividends on preferred stock                         (47,500)           (77,620)
                                           ------------------   ----------------

Net loss applicable to
 common shareholders                     $          (201,468) $     (28,696,120)
                                           ==================   ================

Net income (loss) per common share
 - basic and diluted:
 Continuing operations                   $             (0.06) $           (0.12)
 Discontinued operations                                0.06              (0.84)
 Cumulative effect of
  change in accounting principle                       (0.01)                 -
                                           ------------------   ----------------
                                         $             (0.01) $           (0.96)
                                           ==================   ================

Weighted average common shares
     outstanding - basic and diluted              32,211,894         29,870,015
                                           ==================   ================




                 See notes to consolidated financial statements

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                   Common Stock           Additional                                       Other
                            --------------------------    Paid - In       Treasury       Accumulated   Comprehensive
                                Shares       Amount        Capital          Stock          Deficit     Income (loss)      Total
                            -------------- -----------  -------------    ------------   -------------  -------------  ------------

Balance March 31, 1999         29,681,782 $     2,968 $    33,023,973  $   (1,127,439) $  (11,635,521) $        -    $ 20,263,981

Preferred stock dividends            -           -           (177,620)           -               -              -        (177,620)
Stock options exercised             2,200        -             51,275            -               -              -          51,275
Conversion of redeemable
 preferred stock                  306,386         31          125,000            -               -              -         125,031
Common stock issued for
 redeemable preferred
 stock penalty                    625,276         63          170,000            -               -              -         170,063
Beneficial conversion feature        -           -            578,250            -               -              -         578,250
Common stock issued
 for services                     160,000         16           39,953            -               -              -          39,969

COMPREHENSIVE LOSS:
Net loss                             -           -               -               -         (28,618,500)         -     (28,618,500)
Write down of
 investment to market
 net of taxes of $0                  -           -               -               -                -          (4,477)       (4,477)
                                                                                                                      ------------
 TOTAL COMPREHENSIVE LOSS                                                                                             (28,622,977)
                                                                                                                      ------------

                              ------------   --------   ----------------  ------------    -------------   ----------- ------------
Balance March 31, 2000         30,775,644      3,077       33,810,831      (1,127,439)     (40,254,021)       (4,477)  (7,572,029)

Preferred stock dividends            -          -             (47,500)           -                -             -         (47,500)
Issuance of common stock        1,500,000        150          149,850            -                -             -         150,000
Common stock issued for
 acquisition                      745,000         75              (75)           -                -             -            -
Liablilities assumed
 per sale of subsidiary              -          -           3,696,318            -                -             -       3,696,318

COMPREHENSIVE INCOME:
Net loss                             -          -                -               -            (153,968)         -        (153,968)
Write up of
 investment to market
 net of taxes of $0                  -          -                -               -                -          253,738      253,738
                                                                                                                      ------------
 TOTAL COMPREHENSIVE INCOME                                                                                                99,770
                                                                                                                      ------------

                              ------------   --------   ----------------  ------------    -------------     --------- ------------
Balance March 31, 2001         33,020,644   $  3,302   $   37,609,424    $ (1,127,439)   $ (40,407,989)    $ 249,261  $(3,673,441)
                              ============   ========   ================  ============    ==============    ========= ============



                 See notes to consolidated financial statements

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended March 31,
                                          --------------------------------------
                                                  2000                 1999
                                          --------------------------------------
Cash flows from operating activities:
Net loss                                  $      (153,968)     $    (28,618,500)
                                          -----------------   ------------------

Adjustments to reconcile net loss
 to net cash used in
 operating activities:
  Amortization and depreciation                    214,815            1,914,290
  Cumulative effect of change in
   accounting principle                            448,061                 -
  Stock issued for services and
   redeemable preferred stock penalty                 -                 210,032
  Write-off of shareholder loan                       -                  87,436
  Gain on dissolution                                 -               1,389,654
  Write-off of equipment                           472,421                 -
  Write-off of liabilities                      (2,349,580)                -
  Goodwill write-off                                  -               6,454,709
  Accrued interest converted to note                  -               1,348,605
  Loss on master service agreement                    -              13,321,093

Changes in assets and liabilities:
  Accounts receivable                           (1,073,718)             765,429
  Inventories                                         -                 119,833
  Prepaid expenses                              (1,050,253)                -
  Deposits                                           4,450              409,791
  Other current assets                              53,713              338,676
  Accounts payable and accrued expenses         (1,713,749)             703,089
  Deferred revenue                               5,195,417             (160,727)
   Other current liabilities                        31,684                 -
                                          -----------------   ------------------
Net cash used in operating activities               79,293           (1,716,590)
                                          -----------------   ------------------

Cash flows from investing activities:
 Additions to property and equipment                  -                 (20,187)
                                          -----------------   ------------------
Net cash used in investing activities                 -                 (20,187)
                                          -----------------   ------------------

Cash flows from financing activities:
 Proceeds from stock options exercised                -                  51,275
 Proceeds from sale of common stock                150,000                 -
 Payments to shareholders                          (17,237)             (69,013)
 Proceeds from long - term debt                       -               1,572,500
 Repayment of long - term debt                        -                (294,346)
                                          -----------------   ------------------
Net cash provided by financing activities          132,763            1,260,416
                                          -----------------   ------------------

Net increase (decrease) in cash                    212,056             (476,361)

Cash, beginning of year                          1,154,825            1,631,186
                                          -----------------   ------------------

Cash, end of year                         $      1,366,881     $      1,154,825
                                          =================   ==================

Supplemental disclosures
 of cash flow information:
  Cash paid for interest                 $            -       $         252,000
                                          =================   ==================
  Cash paid for income taxes             $            -       $          45,000
                                          =================   ==================
Non - cash investing
 and financing transactions:
  Preferred stock dividends              $          47,500    $         177,620
                                          =================   ==================
  Conversion of preferred stock          $            -       $         125,031
                                          =================   ==================
  Beneficial conversion                  $            -       $         578,250
                                          =================   ==================
  Liabilities assumed per
   sale of subsidiary to Tanners         $       3,696,318    $            -
                                          =================   ==================





                 See notes to consolidated financial statements

                  DCI TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2001 AND 2000

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

On March 25, 1997, DCI acquired the Travel Source, Ltd. ("Travel Source") for 29,412 shares of common stock valued at $3.40 per share or $100,000. Per the agreement if the Company's shares fell below $3.40 per share six months after the acquisition, the Company was required to issue additional shares to make up for such shortfall. In fiscal 1998 the Company issued an additional 13,260 shares in accordance with this provision. The acquisition was accounted for as a purchase effective March 25, 1997. Goodwill of $86,379 was recorded in this transaction. Travel Source is a travel agency located in Rhode Island. In fiscal 2001 the Company discontinued the operations of Travel Source.

During the year ended March 31, 1998, the Company established DCI UK, whose name was subsequently changed to DCI Europe Limited, a company providing long distance telecommunications in Europe. On September 1, 1999 the entity, which had been served an Involuntary Winding Up Order, was placed in liquidation.
During the fiscal year ended March 31, 2000, the remaining assets and liabilities were written off resulting in a gain of $1,389,654.

On April 30, 1998, the Company issued 4,385,715 shares of common stock and assumed net liabilities of $296,976 for all of the outstanding shares of Edge Communications, Inc. ("Edge"). The acquisition was accounted for under the purchase method of accounting, effective April 30, 1998. The shares were valued at $6,644,000. Edge, was in the prepaid phone card business. Goodwill of $6,940,976 was initially recognized in this transaction. In fiscal 2000, the Company discontinued the operations of Edge. In fiscal 2001 the Company filed for protection for Edge under Chapter 7 of the Bankruptcy Code. The financial statements have been adjusted to reflect the Chapter 7 filing. Accordingly, all assets and liabilities of Edge have been written off effective March 31, 2001 and all operations have been recorded as discontinued

On June 2, 1999 the Company established Fone.Com, Limited. ("Fone"), a London based company involved in providing long distance telephone service to businesses and individuals, through a multi-switched-based, private leased network. Fone was sold on May 31, 2000.

In 1999 the Company formed Coast To Coast Wireless, Inc. ("Coast"). Coast was in the prepaid phone card business. Coast's operations were discontinued during the year ended March 2000. In fiscal 2001 the Company filed for protection for Coast under Chapter 7 of the Bankruptcy Code. The financial statements have been adjusted to reflect the Chapter 7 filing. Accordingly, all assets and liabilities of Coast have been written off effective March 31, 2001 and all operations have been recorded as discontinued

Effective May 31, 2000, (closing date June 2, 2000) The Company sold all of the common stock of Fone to Tanners Restaurant Group, Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,696,318 of debt of the Company. The debt assumed was $1,348,605 (other long term liability), $1,912,500 of redeemable convertible preferred stock, $200,000 of notes payable to Triton Private Equities Fund, Ltd. included in long term debt, $191,097 of other liabilities and $44,154 of officers' loans. The value of the liabilities assumed by Tanners in excess of the Company's investment in Fone was credited to additional paid-in capital. No value was assigned to the shares of Tanners.

In 2001, Tanners acquired Lecstar Corp. ("Lecstar"). The acquisition was accounted for as a reverse acquisition whereby Lecstar was considered the acquirer. As a result of this transaction the Company's share holdings of Tanners were converted into 500,000 shares of Lecstar. The value of such shares at March 31, 2001 was $250,000, which has been classified as marketable securities. The increase in value in marketable securities from the Company's original carrying value has been recorded as other comprehensive income.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter- company transactions have been eliminated in consolidation.

     B. Revenue Recognition - Revenue from the distribution of motion pictures and other entertainment events is recognized upon commencement of the station's licensing period. Muller has executed license agreements totaling approximately $1,283,000 whose license period begins after March 31, 2001. The related expense is recorded as the revenue is recognized. In addition Muller advances funds to producers of motion pictures and entertainment events. These advances are charged to operations by amortizing them over their estimated revenue streams. Interest income is imputed on revenues earned over periods in excess of one year.

     C. Allowance for Bad debts - The Company writes off all bad debts. Accounts receivable at March 31, 2001 are all deemed collectible.

     D. Furniture and Equipment - Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset which range from 5 to 7 years. The Company has $107,347 of furniture and equipment as of March 31, 2001, which is fully depreciated.

     E. Marketable Securities - Investments in marketable securities are categorized as either trading, available-for-sale or held to maturity. As of March 31, 2001 the Company had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses reported in stockholders' deficit. Marketable securities consists of shares of Lecstar of $250,000 and mutual funds in the amount of $38,388.

     F. Goodwill - Goodwill represents the consideration paid in excess of the net assets acquired in the acquisition of Muller. Goodwill is being amortized over 20 years. Accumulated amortization at March 31, 2001 was $229,265.

     G. Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     H. Income Taxes - Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

     I. Impairment of Long Lived Assets - The Company reviews long - lived assets, certain identifiable assets and goodwill related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. During fiscal 2001 and 2000, the Company wrote off certain assets associated with its discontinued operations.

     J. Earnings (Loss) Per Share - The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.

     K. New Accounting Pronouncements - In March 2001 the Company changed its accounting method for the recording of licensing arrangements with its stations based on the conditions set forth by Accounting Standards Executive Committee of the AICPA in SOP 00-2 "Accounting by producers or Distributors of Films". The Company retroactively applied this adoption effective April 1, 2000. The effect of the change for year ended March 31, 2001 was to decrease income by $448,061 (or $0.01 per share). The adjustment is included in net loss for year ended March 31, 2001.

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

     L. Fair Value of Financial Instruments - The respective carrying value of certain on- balance-sheet financial instruments approximated their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based upon the quoted market prices for the same or similar debt instruments or on the current rates offered to the Company for debt of the same remaining maturities.

     M. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

     N. Deferred Revenue - Deferred revenue consists of motion picture license fees from executed license arrangements. These fees will be recognized as revenue in future periods when certain conditions are met.

3.       BASIS OF PRESENTATION

The Company has incurred significant recurring operating losses and at March 31, 2001 has negative working capital and a capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts payable to IXC in the amount of $2,908,021 is included in accounts payable and accrued expenses as of March 31, 2001.

5.       NOTES PAYABLE

         At March 31, 2001, notes payable consists of the following:

Note payable to Sherman LLC (a).  The note is currently
subject to litigation and is classified as short term.     $          1,000,000

Note payable to Triton Private Equities Fund, Ltd.
("Triton"), executed September 15, 1999.  The note was
restructured in November 1999 (a).                                      150,448
                                                               -----------------
                                                           $          1,150,448
                                                               =================

(a) On November 12, 1999 as part of a new financing package, the Company received $1,000,000, and restructured the Triton note. Both notes are included in new five year notes with interest at six percent per annum. In addition the Company issued warrants to purchase up to an aggregate of 566,667 shares of its common stock at $.75 per share. The lenders have various methods of redemption to choose from, including a portion of the cash proceeds from the possible sale of Muller Media if any or the, redemption into DCI common stock at $0.25 per share subject to certain conditions.

6.       LINE OF CREDIT

The Company has a line of credit due on demand bearing an interest rate of 10.00%. As of March 31, 2001 the Company has outstanding borrowings of $80,000.

7.       DUE TO SHAREHOLDERS

As of March 31, 2001 the Company has payables to shareholders of $64,901. The payables are due on demand and are non-interest bearing.

8.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:


Deferred tax assets:
Net operating loss carryforwards                      $              8,400,000
   Less valuation allowance                                         (8,400,000)
                                                          ---------------------
Net deferred tax                                      $                   -
                                                          =====================

The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the year's ended March 31, 2001 and 2000 is as follows:

                                                  2001              2000
                                             ---------------    --------------
Tax (benefit) at federal statutory rate          (34.00)%           (34.00)%

Effect of permanent difference                      -                 10.00%
Income tax benefit not utilized                   34.00%              24.00%
Total                                        ---------------    ----------------
                                                    -                   -
                                             ===============    ================

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at March 31, 2001 and 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At March 31, 2001 the Company has available net operating loss carryforwards of approximately $24,000,000 which expire in the year 2016.

9.       STOCKHOLDERS' DEFICIT

During fiscal year ended 2001, the Company sold through a private placement 1,500,000 shares of its common stock at $.10 per share for $150,000. In connection with the private placement the Company issued warrants to purchase 750,000 shares of common stock, exercisable at any time at $.05 per share.

10.      PREFERRED STOCK

The Company has authorized, but unissued shares, of non-voting preferred stock that may be issued in series with such preferences as determined by the Board of Directors.

In April 1998 the Company issued $3,000,000 of Series F, 8% non-voting convertible preferred shares. The shares are convertible to common stock 90 days from the issue date at the lessor of 75% of the average closing bid price of the common stock for the 10 days prior to conversion or $4. The securities must be converted into common shares within two years of the issue date. In connection with this offering, 50,000 warrants exercisable at $1.56 for a period of five years from the issue date were granted to these preferred shareholders and 50,000 warrants, at the same terms, were granted to certain individuals as finder fees for the placement of the preferred shares with investors. The Company recorded a deemed dividend of $750,000 for the discount upon conversion.

During the year ended March 31, 2000 $125,031 of Series F preferred shares were converted into 306,836 common shares and $170,063 of penalties were converted to 625,276 shares.

On May 31, 2000 $1,912,500 of the Series F was assumed by the purchaser of Fone.

In July 2001, the Company issued 1,535,704 shares of common stock pursuant to a settlement agreement which included the redemption of the $275,000 redeemable convertible preferred stock.

11.      ACQUISITIONS

On January 25, 2001, the Company entered into a stock purchase and sale agreement ("the Agreement") to acquire 100% of the outstanding common stock of the Music Factory ("Music Factory") for 745,000 shares of common stock of DCI. The DCI stock was valued at $.0001 (par value) per share or $75. The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of the acquisition. The Music Factory has no assets, liabilities or operations. Accordingly the fair market value of all the assets and liabilities of the Music Factory is $0.

12.      COMMITMENTS

         Leases

The Company leases office space on a yearly renewable basis which expires November 30 of each year.

Muller leases office space and had a noncancelable operating lease that expired in June 1999. In May, 1999 the Company exercised an option to renew this lease for an additional two years at an increased annual rent of 10% per annum. The annual rent under this lease is $49,500. In addition the lease has an escalation clause relating to real estate taxes. Future minimum rental commitments due on noncancelable leases is $9,900 through December 31, 2001.

During the year ended March 31, 2001 and 2000 rent expense was $80,290 and $109,462, respectively.

         Employment Agreements

On October 1, 1999, the Company entered into five year employment agreements with certain officers that requires the Company to pay minimum compensation of approximately $600,000 per year. Compensation is increased annually by the rise in the consumer price index plus 5%.

Several resignations and the sale of a subsidiary company combined with the amending of one officer's contract, subsequent to year end, have reduced the minimum compensation payable per year to $300,000.

In addition Muller has employment agreements with certain officers that requires Muller to pay minimum compensation of approximately $550,000 per year. These contracts expire in June 2002 with a one year extension at the employee's option.

         Legal Matters

A class action suit has been filed by a shareholder, individually and on behalf of all individuals who purchased DCI stock between April 21, 1998 and April 20, 2001. The complaint for the most part tracks the SEC complaint. The Company has filed a motion to dismiss the complaint based on expiration of the statute of limitations. The Company also filed a motion for summary judgement with respect to plaintiff's claim arising out of the Company's failure to distribute shares of LecStar pursuant to a special dividend declared in November 2000. That claim would not be barred by the statute of limitations but the Company believes that they are entitled to a judgement on that claim based on the undisputed facts. Plaintiff has not yet filed his opposition to the motion. The Company has been vigorously defending itself and believes that there is a good chance that the complaint will be dismissed in its entirety.

In April 2001, a complaint was filed with the United States District Court Southern District of New York against the Company to recover unpaid principal in the amount of $1,000,000 plus interest due pursuant to terms of a promissory note that the Company previously issued. The Company is vigorously defending its position asserting numerous grounds of defense including the fact that the claim is based upon an unenforceable debt.

On June 23, 2000, a civil complaint was filed in the United States District Court for the Southern District of New York, by the Securities and Exchange Commission against the Company and two of it's officers. The complaint alleges various violations for improper accounting, which violates certain sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules promulgated thereunder. The complaint seeks to:

     Permanently enjoin the Company and it's officers from violating various sections of the Securities Act of 1933 and the Securites Exchange Act of 1934 and certain rules promulgated thereunder.

     Have the Company and it's officers provide an accounting and disgorge certain gains together with prejudgment interest.

     Have the Company and it's officers pay civil monetary penalties.

In November 2001, the SEC withdrew its claim for civil monetary penalties (to eliminate the Defendants' right to a jury trial) and served a motion to amend the complaint to add additional claims based on alleged violations of the registration provisions of the reporting provisions of the Securities Act in connection with the Company's issuance of certain S-8 stock and the issuance of other stock pursuant to Regulation D and Regulation S. Defendants have filed an opposition to the motion for leave to amend. The SEC's reply is due on January 9, 2002. The SEC seeks disgorgement of n excess of $9 million. It is not possible at this time to determine the likelihood that the court will order disgorgement.

On May 3, 1999 the Securities and Exchange Commission (SEC) suspended trading in the Company's stock and commenced an investigation under the authority of
Section 20(a) of the Securities Act of 1933 and Section 21(a) of the Securities Exchange Act of 1934. The Company is fully cooperating in this investigation.

On  or  about  May  3,  1999  the  Company  along  with  its   subsidiary   Edge
Communications was served with a complaint alleging:

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

In June 2001, all parties agreed to a settlement in principle in this matter, which settlement includes transfers of certain stock in lieu of cash. The Company is in the final stages of concluding the settlement.

         Indemnification of Officers

In September 1999 the Company's Board of Directors voted to indemnify both the Company's Chief Executive Officer and Chief Financial Officer for expenses incurred in connection with the SEC investigation and any subsequent enforcement proceedings resulting therefrom.

12.      STOCK OPTION PLAN AND WARRANTS

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

The following table summarizes the changes in options and warrants outstanding, and related exercise price for shares of the Company's common stock:


                                                              Stock Options
                                  ----------------------------------------------------------------------
                                                                Weighted
                                                                average
                                       Shares                exercise price              Exercisable
                                  -----------------       --------------------       -------------------
Outstanding at
March 31, 1999                            6,768,688              $0.53                         6,768,688
  Granted                                   200,000              $0.81                           200,000
                                  -----------------       --------------------       -------------------
Outstanding at
March 31, 2000                            6,968,688              $0.54                         6,968,688
  Granted                                         -                  -                                 -
  Expired                                         -                  -                                 -
                                  -----------------       --------------------       -------------------
Outstanding at March
31, 2001                                  6,968,688              $0.54                         6,968,688
                                  =================       ====================       ===================

         The following table summarizes information about exercisable stock options and warrants at March 31, 2001:



                                                Outstanding                                                 Exercisable
                ----------------------------------------------------------------------------    -----------------------------------
                    Range of                                 Remaining            Average                                Average
                    Exercise             Number             Contractual          Exercise            Number             Exercise
                     Price             Outstanding              Life               Price           Exercisable            Price
                ----------------    -----------------    ------------------    -------------    -----------------     -------------
Options:        $0.53 to                    6,968,688        1 year to             $0.54                6,968,688         $0.53
                $1.34                                        3.25 years
Warrants        $0.05 to                    1,416,667      1 year to 4.5           $0.98                1,416,667         $0.98
                $1.56                                          years


                                      F-15

For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2000: expected volatility 72%, risk free rate of 4.58%, no expected dividends and weighted average expected life of the options of 5 years. The weighted average fair value of stock options granted during the year ended March 31, 2000 was $372,942. If the Company had recognized compensation cost of stock options in accordance with SFAS 123, the Company's pro forma net loss and net loss would have been as follows as of March 31, 2000:


Net loss to common stockholders:
     As reported                                        $          (28,700,597)
     Pro forma                                          $          (28,882,472)
Net loss per share to common stockholders:
     Basic
        As reported                                     $                (0.96)
        Pro forma                                       $                (0.97)

13.      DISCONTINUED OPERATIONS

In Fiscal 2000 the Company decided to sell or discontinue its telecommunications businesses, which included Edge, Fone and Coast. The Company sold Fone and ceased operations of Edge and Coast. In fiscal 2001 the Company filed for protection for Edge and Coast under Chapter 7 of the bankruptcy code. The income (losses) from discontinued operations are summarized below:


                                                                 2001                             2000
                                                       -------------------------        ------------------------
Revenues                                        $                          -        $                 8,833,602
Costs and expenses                                                      (85,642)                    (15,447,749)
Write-off of liabilities pursuant to
Chapter 7 filings                                                      1,514,740                           -
Gain on disposition on liquidation
 of foreign subsidiaries                                                834,840                       1,389,654
Write-off of equipment abandoned                                       (472,421)                           -
Loss on Master Service  agreement                                          -                        (13,321,093)
Write-off of goodwill                                                      -                         (6,454,709)
                                                       -------------------------        ------------------------
Net income (loss)                               $                      1,791,517     $              (25,000,295)
                                                       =========================        ========================


14.      SUBSEQUENT EVENTS

In November 2001, the Company entered into a share purchase agreement with Business Translation Services, Inc., ("BSTI") whereby the Company acquired 10,000,000 shares of common stock in BSTI in exchange for a convertible promissory note of $300,000 guaranteed by Muller. Immediately after the execution and delivery of this agreement by the Company and BSTI, Muller will be merged into BSTI.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III


ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS PROMOTERS AND CONTROL
         PERSONS:
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Company during Fiscal year ended March 31, 2001 are set forth below.


                                                             DIRECTOR
           DIRECTOR                     AGE                   SINCE
-------------------------------  -----------------  --------------------------
       Joseph J. Murphy                 62                     1995

Chairman of the Board of DCI Telecommunications, formerly President and CEO. Prior to that he was executive vice president, member of the Board of Directors, and chief financial officer for Aquarion Company, a New York Stock Exchange Company, from 1979 to 1990. Formerly, he was chief financial officer for Connecticut Energy Corp. from 1971 to 1979, a member of Price Waterhouse from 1964 to 1967 and an officer in the United States Marine Corps from 1961 to 1964. He was a member of the Board of Directors of Boys/Girls Club of Bridgeport and served on the Economic advisory board for Fairfield University and Sudden Infant Death Syndrome (SIDS) for Fairfield County. He was also a member of the FBI/Marine Corps Association.


                                                             DIRECTOR
           DIRECTOR                     AGE                   SINCE
-------------------------------  -----------------  --------------------------
        Larry Shatsoff                  47                     1995

Co-President of DCI from November 23, 1999 until his resignation on May 31, 2000. Prior to his appointment as President he was Vice President and Chief Operations Officer of DCI Telecommunications and he has been vice president and chief operations officer for Alpha Products. Prior to that, he was executive vice president of Kalon Systems (a data processing services company), and manager of information systems for Aquarion Company, a New York Stock Exchange Company. As of March 31, 2001 Mr. Shatsoff is no longer a director or officer of the Company.

                                                             DIRECTOR
           DIRECTOR                     AGE                   SINCE
-------------------------------  -----------------  --------------------------
         John J. Adams                  61                     1995

President   and  CEO  and   formerly   Vice   President   of  Marketing  of  DCI
Telecommunications, Inc. Mr. Adams was formerly vice president for R&D Scientific Corp. from 1993 to 1997 and founder and president of Validation Services Corp. from 1993 to 1997. Mr. Adams was previously president of Prevent Chemicals, Ltd., a publicly traded manufacturer of specialty chemicals.


                                                             DIRECTOR
           DIRECTOR                     AGE                   SINCE
-------------------------------  -----------------  --------------------------
         Carter Hills                   79                     1995

Retired diplomat with extensive experience in economic development and management planning under auspices of Department of State and major international organizations. Mr. Hills directed such programs in countries of the Near East and Vietnam. Served as financial adviser and delegate for U.S. at key international conferences. Mr. Hills resigned his directorship July 3, 2000.


                                                             DIRECTOR
           DIRECTOR                     AGE                   SINCE
-------------------------------  -----------------  --------------------------
      Clifford Postelnik                57                     1999

Director. Prior to his recent appointment, he was with wholly-owned subsidiary Edge Communications. Mr. Postelnik joined Edge after a 30-year career in bilateral carrier contract negotiations and marketing to the tour and travel industry, airlines and hotels in Europe, Africa and the Orient.



ITEM 10 - EXECUTIVE COMPENSATION

                                                    Executive Compensation
                        Annual Compensation                                           Long Term Compensation
                                                                      Restricted
    Name and                                             Other          Stock        Options       LTIP          All Other
    Principal                  Salary      Bonus        Annual          Awards        SARS       Payouts       Compensation
    Position        Year         ($)        ($)      Compensation        ($)           (#)         ($)              ($)
----------------- ---------  ----------- --------- ----------------- ------------  ----------- ------------  -----------------
    Joseph J.
     Murphy
   Chairman of
    the Board       1999         126,000                                               592,727
                    2000         127,000                                                     -
                    2001         183,921                                                     -

 Larry Shatsoff
  Co-President
       (1)          1999          90,000                                               759,545
                    2000          91,000                                                     -
                    2001               -                                                     -

  John J. Adams
    President       1999          75,000                                               214,574
                    2000          76,000                                                     -
                    2001         110,565                                                     -

(1) No longer with the Company as of March 31, 2001.




                                        Options/SAR Grants in Last Fiscal Year
                                                       % of Total
                                                      Options/SARs
                                                       Granted to
                              Options/SARs            Employees in          Exercise or Base           Expiration
         Name                  Granted (#)             Fiscal Year            Price ($/Sh)                Date
-----------------------  ----------------------- ----------------------- -----------------------  --------------------
       Joseph J.
        Murphy
    Chairman of the
         Board                    none
    Larry Shatsoff
          (1)                     none
     John J. Adams                none
       President
                                       12



                                    Options Exercised in Last Fiscal Year
                                                                                          Value of
                                                                                          Unexercised
                                                                                          in the Money
                    Shares                                   Unexercised                  Options
                    Acquired           Value                 Options at Fiscal            Fiscal Year
Name                on Exercise        Realized              Year End                     End
------------------- -----------------  --------------------  ---------------------------  --------------------
Joseph J.
Murphy                    None
Larry
Shatsoff (1)              None
John J.                   None
Adams


         (1) No longer with the Company as of March 31, 2001.

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

Automatic Renewal Provision:

The term of the renewed employment agreement with Joseph J. Murphy commenced on June 10, 1997. This agreement shall be renewed automatically on June 1, of each year thereafter for one (1) additional term unless and until terminated.

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

Severance:

In the event that this Agreement is either (i) Terminated by the Employer for any reason other than the willful misconduct of the Employee, or (ii) terminated by the Employer for Employee Cause, then the Employer shall pay Employee the following:

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 2001 by: (i) each of the Company's executive officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, and (iii) all of the Company's officers and directors as a group:


                                            Amount and Nature of              Percent of
      Name of Beneficial Owner            Beneficial Ownership (a)              Class
------------------------------------- ---------------------------------  --------------------
        (i) Joseph J. Murphy                      2,623,482                      7.9%
            John J. Adams                           500,574                      1.5%
         Clifford Postelnik                         200,000                       .6%
      IXC Communications, Inc.                    4,250,000                     12.8%
            Donnie Gross                          1,743,033                      5.3%
            Steven Gross                          1,743,033                      5.3%
     (ii) All executive officers                  3,324,056                     10.0%
      and directors as a group


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

During the year ended March 31, 2001 and 2000, Mr. Joseph J. Murphy, President of the Company, made cash advances to the Company and had certain advances repaid as follows:


                                        3/31/00                   3/31/01
                                    --------------           ----------------
Cash Advances to the Company      $         78,500        $            80,500
Advances Repaid                             60,798                    139,591


As of March 31, 2001, the Company owes Mr. Murphy $37,000 in unpaid cash advances. This amount is classified as due to shareholders in the financial statements of the Company.

                                     PART IV

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion is submitted as a separate Section of this report commencing on page F-1.

     (a) (3) and (c) Exhibit (numbered in accordance with Item 601 of Regulation S-K)


         Exhibit No.                         Description                                 Page No.
----------------------------- ------------------------------------------  ---------------------------------------
             (1)                                 N/A
            (3a)                      Articles of Incorporation                             (a)
            (3b)                               By-Laws                                      (a)
             (4)                                 N/A
             (9)                                 N/A
            (10)                                 N/A
            (11)                                 N/A
            (12)                                 N/A
            (13)                                 N/A
            (16)                   Change in Certifying Accountant                          (b)
            (18)                                 N/A
            (19)                                 N/A
                                                                                   Travel Source, Ltd.,
                                                                                    Muller Media, Inc.,
                                                                            Edge Communications, Inc., DCI Time
                                                                                       Europe Ltd.,
            (21)                             Subsidiaries                       DCI Telecommunications S.L.
            (22)                                 N/A
            (23)                                 N/A
            (24)                                 N/A
            (25)                                 N/A
            (28)                                 N/A
            (29)                                 N/A


(a) - Filed with Registration Statement on Form S-1 (File 2-96976-D) and incorporated by reference herein.

(b) - Filed with Form 8K dated June 28, 1995

During the quarter ended March 31, 2001, the following Form 8k's were filed:

      8K dated January 25, 2001.

      8K dated January 30, 2001.

      8K dated March 22, 2001.

Subsequent to March 31, 2001:

      8K dated June 19, 2001.

      8k dated November 12, 2001.

      8k dated November 22, 2001
                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DCI TELECOMMUNICATIONS, INC.

Date:    December 28, 2001                  By: /s/ John J. Adams
                                                    John J. Adams,
                                                    President
                                                    Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    December 28, 2001                  By: /s/ Joseph J. Murphy
                                                    Joseph J. Murphy
                                                    Chairman

Date:    December 28, 2001                  By: /s/ John J. Adams
                                                    John J. Adams,
                                                    President
                                                    Director

Date:    December 28, 2001                  By: /s/ Clifford Postelnik
                                                    Clifford Postelnik,
                                                    Director