Form 10KSB/A
period 2001-03-31
DCI TELECOMMUNICATIONS INC
filed 2002-01-03
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

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

This management discussion contains certain forward-looking statements as identified by the use of words like "expects", "believes", and "anticipates" and other similar phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks and uncertainties. If any assumptions, risk or uncertainty factors change, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any forward-looking statements contained herein, which are as of the date hereof. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

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


                                         DCI TELECOMMUNICATIONS, INC.

Date:    January 3, 2002                    By: /s/ John J. Adams
                                                    John J. Adams,
                                                    President
                                                    Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    January 3, 2002                    By: /s/ Joseph J. Murphy
                                                    Joseph J. Murphy
                                                    Chairman

Date:    January 3, 2002                    By: /s/ John J. Adams
                                                    John J. Adams,
                                                    President
                                                    Director

Date:    January 3, 2002                    By: /s/ Clifford Postelnik
                                                    Clifford Postelnik,
                                                    Director