Form 10QSB
period 2001-06-30
DCI TELECOMMUNICATIONS INC
filed 2002-02-25
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   Quarterly Report under Regulation SB of the
                         Securities Exchange Act of 1934


                       For the quarter ended June 30, 2001

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

               488 Schooley's Mountain Road, Hackettstown, NJ 07840
               ----------------------------------------------------
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

                            Yes X    No
                               ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares Outstanding             Class                       Date
----------------------------        -----------------         -----------------
      33,020,644                     Common Stock,              June 30, 2001
                                    $.0001 par value

                       DCI TELECOMMUNICATIONS, INC.

                                      Index

                          PART I FINANCIAL INFORMATION

ITEM 1. - Financial Statements

             Balance Sheet June 30, 2001

             Statement of Operations
         Three Months Ended June 30, 2001 and 2000

             Statements of Cash Flow
         Three Months Ended June 30, 2001 and 2000

             Notes to Unaudited Financial Statements
         June 30, 2991

ITEM 2. - Management's Discussion and Analysis or
           Plan of Operations

                                     PART II

          Other Information

          Signatures

                          DCI Telecommunications, Inc.
                           Consolidated Balance Sheet

                                   (unaudited)

                                                                      June 30
                                                                        2001
                                                                    -----------
                                     ASSETS
Current assets:
Cash                                                                $ 1,378,557
Marketable securities                                                   289,228
Accounts Receivable, net                                              2,651,191
Other current assets                                                    180,151
                                                                    -----------
Total Current Assets                                                  4,499,127

Accounts receivable-long term                                           963,291
Deposits                                                                 10,906

Cost in excess of assets acquired:
  Muller Media                                                        1,634,436
Less: Accumulated amortization                                         (249,695)
                                                                    -----------
Net cost in excess of assets acquired                                 1,384,741
                                                                    -----------
Total Assets                                                        $ 6,858,065
                                                                    ===========


                                                                     (continued)


     See accompanying notes to consolidated financial statements

                                                                       June 30,
                                                                        2001
                                                                   ------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                 4,337,049
Preferred stock dividend                                                394,970
Due to shareholders                                                      96,001
Notes Payable                                                         1,150,448
Deferred revenue                                                      3,902,022
Line of Credit                                                           80,000
                                                                   ------------
Total Current Liabilities                                             9,960,490


Redeemable, convertible preferred stock                                 275,000
                                                                   ------------
Total Liabilities                                                    10,235,490

Common Stock, $.0001 par value
 500,000,000 shares authorized,
 33,020,644 shares issued and outstanding                                 3,227
Paid in capital                                                      37,609,424
Treasury Stock (1,356,547 shares at cost)                            (1,127,439)
Accumulated deficit                                                 (40,112,637)
Other comprehensive gain                                                250,000
                                                                   ------------
Total Shareholders' Deficit                                          (3,377,425)
                                                                   ------------
Total Liabilities and Shareholders' Deficit                        $  6,858,065
                                                                   ============



          See accompanying notes to consolidated financial statements.

                          DCI TELECOMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended
                                                             June 30
                                                  -----------------------------
                                                       2001             2000
                                                  ------------     ------------
Net sales                                         $  2,080,101     $    939,850

Cost of sales                                        1,466,789          648,182
                                                  ------------     ------------
Gross profit                                           613,312          291,668

Operating expenses:
     Selling general and administrative                118,939          140,785
     Salaries and compensation                         187,639          219,149
     Professional and consulting fees                  108,953          125,277
     Amortization and depreciation                      20,430           56,776
                                                  ------------     ------------
                                                       435,961          541,987
                                                  ------------     ------------
Income (loss)before other income and
     (expense)                                         177,351         (250,319)
                                                  ------------     ------------

Other income and (expense):
     Investment income                                 120,019           99,268
     Interest expense                                   (2,018)          (5,922)
                                                  ------------     ------------
                                                       118,001           93,346

Income (loss) from continuing operations               295,352         (156,973)

Loss from discontinuing operations                          --          (85,124)
                                                  ------------     ------------
Net Income(loss) before dividends on
Preferred stock                                        295,352         (242,097)
Dividends on preferred stock                                --          (31,000)
                                                  ------------     ------------
Net Income (loss) applicable to common
 shareholders                                          295,352     $   (273,097)
                                                  ============     ============

Basic and diluted net income (loss)
 Per common shares:

     Continuing operations                        $        .01     $      (0.01)
     Discontinued operations                                --               --
                                                  $        .01     $      (0.01)
                                                  ============     ============
Weighted average common shares
     outstanding - basic and diluted                33,020,644       30,775,644
                                                  ============     ============


               See notes to consolidated financial statements

                           DCI TELECOMMUNICATIONS, INC
                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                         Three months ended
                                                             June 30
                                                     --------------------------
                                                        2001            2000
                                                     ----------      ----------
Reconciliation of net loss to net
Cash used in operating activities:
Net Income (loss)from continuing
Operations:                                             295,352        (156,973)

Adjustments to reconcile net loss from
Continuing operations to net cash
  used in operating activities:

  Amortization and depreciation                          20,430          56,824
  Discontinued operations                                    --         (85,124)

Changes in assets and liabilities:
   (Increase) Decrease in:

    Contracts receivable                                611,228        (127,186)
    Prepaid producers payments                          870,102              --
    Other current assets                                  8,066           6,415

    Increase (Decrease)

    Accounts payable & accrued expenses                  90,404         299,718
    Deferred revenue                                 (1,848,672)          4,534
    Other current liabilities                           (66,334)             --
                                                     ----------      ----------
Net Cash used in operating activities                   (19,424)         (1,792)
                                                     ----------      ----------

Cash flows from investing activities:

     Additions to fixed assets                               --          (6,622)
                                                     ----------      ----------
Net Cash from (used in) investing
     activities                                              --          (6,622)
                                                     ----------      ----------

Cash flows from financing activities
    Proceeds from line of credit                             --          80,000
    Net (payments)/advances to
    Shareholders                                         31,100            (452)
                                                     ----------      ----------
Net Cash from financing activities                       31,100          79,548
                                                     ----------      ----------

Net (decrease) increase in cash                          11,676          71,134

Cash beginning of period                              1,366,881       1,154,825
                                                     ----------      ----------
Cash end of period                                    1,378,557       1,225,959
                                                     ----------      ----------


     See accompanying notes to consolidated financial statements

                          DCI Telecommunications, Inc.

             Notes to Unaudited Financial Statements June 30, 2001

NOTE 1.-
--------

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with The Company's form 10-KSB filed for the year ended March 31, 2001.

Income or Loss per share was computed using the weighted average number Of common shares outstanding.

NOTE 2. Sale of Fone.com
-------------------------

Effective May 31,2000, (closing date June 2,2000) the Company sold all of the common stock of Fone.Com to tanners Restaurant Group,Inc. ("Tanners") in exchange for 40,000,000 shares of Tanners and the assumption by Tanners of $3,453,652 of debt of the Company. The debt assumed was a $1,348,605 note, $1,905,047 of redeemable convertible preferred stock and $200,000 of notes payable to Triton Private Equities Fund, Ltd.

NOTE 3. Bankruptcy
------------------

On July 27,2000, Edge and Coast to Coast, were placed in Bankruptcy under Chapter 7.

                    Management's Discussion and Analysis or
                              Plan of Operations

Overview
---------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectively, the Company) consolidated results of operations and financial condition for the three months ended June 30, 2001. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Liquidity and Capital Resources
-------------------------------

At June 30, 2001 the Company had restricted cash of approximately $1,378,000. Net cash increased $ 12,000 during the last three months. Cash used in operating activities was about $ 19,000.

The ability of the Company to finance all new and existing operations Will be heavily dependent on external sources. No assurance can be Given that additional financing will be available or, if available, that It will be on acceptable terms.

Consolidated Results of Operations
                                           Three months Ended
                                                 June 30
                                             2001        2000
                                             ----        ----
Net Sales                                $ 2,080,101  $  939,850


Net Sales from continuing operations increases approximately $ 1,140,000 in the three months ending June 30, 2001, compared to the same period a year ago. Sales increased at Muller due to the implementation of a change in the accounting method at 3/31/01.
                                            2001          2000
                                         -----------   ----------
Cost of Sales                            $ 1,466,789  $  648,182
--------------

Cost of Sales increased $ 819,000 in the first three months compared to a year ago. Cost of sales for Muller rose corresponding to their higher sales under the new method of accounting.

                                             2001           2000
                                         ------------   ----------
Selling, General & Administration
Expense                                  $   118,939  $  140,785


Selling, General & Administration declined $ 22,000 in the current period compared to last year three months period principally as a result of the higher activity and more employees at the corporate level in the 1999 quarter ended June 30

                                             2001        2000
                                          ----------  ----------
Salaries and Compensation                 $  187,639  $  219,149


Salaries declined $ 32,000 in the current period compared to last years three month period principally as a result of fewer employees at the corporate level

                                             2001        2000
                                          ----------  ----------
Professional and Consulting Fees          $  108,983  $  125,277

Professional fees declined $ 16,000 in the first three months principally since last year included heavy professional fees as a result of the SEC investigation

                                             2001        2000
                                          ----------  ----------
Amortization and Depreciation             $   20,430  $   56,776

Amortization and Depreciation decreased $ 36,000 over the prior year three months period due to a decrease of depreciation expense related to the disposal and write off of furniture and computers during the prior year.

                                              2001         2000
                                           ----------   -----------
Investment Income                         $ (120,019) $  (99,268)
Interest Expense                          $    2,018  $    5,922


The entire investment income in both periods is Muller Media which earned $ 21,000 more in the current quarter on higher yields.
Interest expense declined approximately $ 4,000 due to the lower debt at the corporate level

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING
         Not applicable

ITEM 2.- CHANGES IN SECURITIES
         Not applicable

ITEM 3.- DEFAULTS UPOPN SENIOR SECURITIES
         Not applicable

ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.- OTHER INFORMATION
         Not applicable

ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K

                                   SIGNATURES





Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the Undersigned thereunto duly authorized.


                                      DCI TELECOMMUNICATIONS, INC


Dated: February 21, 2002               By /s/ John J. Adams
                                          -----------------------
                                           John J. Adams
                                           President