Form 10QSB
period 2001-09-30
DCI TELECOMMUNICATIONS INC
filed 2002-05-03
CIK 769852

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-QSB

                 Quarterly Report under Regulation SB of the
                         Securities Exchange Act of 1934


                    For the quarter ended September 30, 2001

                       Commission File Number: 2-96976-D

                          DCI TELECOMMUNICATIONS, INC.
                         -------------------------------
           (Name of Small Business Issue as specified in its charter)

          Colorado                                84-1155041
- -------------------------------          ----------------------------
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

                            Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of Shares Outstanding         Class                 Date
----------------------------   -----------------    ------------------
      33,020,644                 Common Stock,      September 30, 2001
                               $.0001 par value

                       DCI TELECOMMUNICATIONS, INC.

                                Index

                       PART I FINANCIAL INFORMATION

ITEM 1.- Financial Statements

         Balance Sheet September 30, 2001

             Statement of Operations
         Six Months Ended September 30, 2001 and 2000

             Statements of Cash Flow
         Six Months Ended September 30, 2001 and 2000

         Notes to Unaudited Financial Statements
            September 30, 2991

ITEM 2.-Management's Discussion and Analysis or
            Plan of Operations

                                PART II

        Other Information

        Signatures

                      DCI Telecommunications, Inc.
                       Consolidated Balance Sheet

                              (unaudited)

                                                                   September 30
                                                                       2001
                                                                     --------
                                 ASSETS

Current assets:
Cash                                                                $ 1,213,362
Marketable securities                                                   289,858
Accounts Receivable, net                                              2,301,025
Other current assets                                                    306,231
                                                                    -----------
Total Current Assets                                                  4,110,476

Accounts receivable-long term                                           590,870
Deposits                                                                 10,906
Prepayments                                                              76,558

Cost in excess of assets acquired:

  Muller Media                                                        1,634,436
Less: Accumulated amortization                                         (270,125)
                                                                    -----------
Net cost in excess of assets acquired                                 1,364,311
                                                                    -----------
Total Assets                                                        $ 6,153,121
                                                                    ===========

                                                     (continued)


     See accompanying notes to consolidated financial statements

                                                                   September 30
                                                                        2001
                                                                      -------

              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                 4,257,159
Preferred stock dividend                                                394,970
Due to shareholders                                                     100,778
Notes Payable                                                         1,150,448
Deferred revenue                                                      2,534,351
line of Credit                                                           80,000
                                                                   ------------
Total Current Liabilities                                             8,517,706


Deferred Revenue                                                        859,016
Redeemable, convertible preferred stock                                 275,000
                                                                   ------------
Total Liabilitites                                                    9,651,722

Common Stock, $.0001 par value
 500,000,000 shares authorized,
 33,020,644 shares issued and outstanding                                 3,227
Paid in capital                                                      37,609,424
Treasury Stock (1,356,547 shares at cost)                            (1,127,439)
Accumulated deficit                                                 (40,233,813)
Other comprehensive gain                                                250,000
                                                                   ------------
Total Shareholders' Deficit                                          (3,498,601)
                                                                   ------------
Total Liabilities and Shareholders' Deficit                        $  6,153,121
                                                                   ============


         See accompanying notes to consolidated financial statements.

                         DCI TELECOMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                    Three Months Ended           Six Months Ended
                                       September 30                September 30
                                   ------------------------------------------------
                                   2001           2000          2001           2000
                               -----------     ----------   ------------    -----------
Net sales                     $    613,952   $  1,214,326   $  2,694,053   $  2,154,176

Cost of sales                      445,321        828,157      1,912,110      1,476,339
                              ------------   ------------   ------------   ------------
   Gross profit                    168,631        386,169        781,943        677,837

Selling, general and

Admin expenses                     (49,851)       115,917         69,088        256,702
Salaries and compens               223,865        169,334        411,504        388,483
Professional fees                  169,737        112,970        278,690        238,247
Amortiz; and deprec;                20,430         51,306         40,860        108,082
                              ------------   ------------   ------------   ------------
                                   364,181        449,527        800,142        991,514

Loss before other income and
Expense                           (195,550)       (63,358)       (18,199)      (313,677)

Other income and (expense):
     Investment income              77,092         79,324        197,111        178,592
     Interest expense               (2,718)        (4,517)        (4,736)       (10,439)
                              ------------   ------------   ------------   ------------
                                    74,374         74,807        192,375        168,153
Gain (loss) from continuing
Operations                        (121,176)        11,449        174,176       (145,524)
Loss from discontinuing
Operations                            --             (200)          --          (85,324)
                              ------------   ------------   ------------   ------------
Net Gain (loss before
  Dividends on preferred
  Stock                           (121,176)        11,249        174,176       (230,848)

Dividends on preferred
  stock                               --           11,249           --          (31,000)
                              ------------   ------------   ------------   ------------
Net gain (loss) applicable
To common shareholders            (121,176)        11,249        174,176       (261,848)

                              ============   ============   ============   ============
Loss from continuing

  Operations                  $      (0.01)  $        .01   $        .01   $      (0.01)
Loss from discontinuing
  Operations                          --            (0.01)          --            (0.01)
                              ------------   ------------   ------------   ------------
                              $      (0.01)  $       --     $        .01   $      (0.02)
                              ============   ============   ============   ============
Weighted average common
 Shares outstanding

 Basic and diluted              33,020,644     30,775,644     33,020,644     30,775,644
                              ============   ============   ============   ============


                 See notes to consolidated financial statements

                      DCI TELECOMMUNICATIONS, INC
                Consolidated Statements of Cash Flows

                             (unaudited)
                                                          Six months ended
                                                               June 30

                                                          2001           2000
                                                       ---------       --------
Reconciliation of net loss to net
Cash used in operating activities:
Net Income (loss)from continuing
Operations:                                             174,176        (145,524)

Adjustments to reconcile net loss from
Continuing operations to net cash
  used in operating activities:

  Amortization and depreciation                          40,860         108,130
  Discontinued operations                                  --           (85,324)

Changes in assets and liabilitied:
   (Increase) Decrease in:

    Contracts receivable                              1,334,655        (454,406)
    Prepaid producers payments                          667,464            --
    Other current assets                                  6,596          13,360

    Increase (Decrease)

    Accounts payable & accrued expenses                  10,514         584,877
    Deferred revenue                                 (2,357,327)        (61,466)
    Other current liabilities                           (66,334)           --
                                                     ----------      ----------
Net Cash used in operating activities                  (189,396)        (40,353)
                                                     ----------      ----------

Cash flows from investing activities:

     Decrease in Long term Assets                       109,611
     Sale of fixed Assets                                  --            31,803
                                                     ----------      ----------
Net Cash from (used in) investing
     activities                                            --           141,414
                                                     ----------      ----------

Cash flows from financing activities
    Proceeds from line of credit                           --            80,000
    Advances from shareholders                           68,788          17,000
    Payments from shareholders                          (32,911)        (52,056)
                                                     ----------      ----------
Net Cash from financing activities                       35,877          44,944
                                                     ----------      ----------

Net (decrease) increase in cash                        (153,519)        146,005

Cash beginning of period                              1,366,881       1,154,825
                                                     ----------      ----------
Cash end of period                                    1,213,362       1,300,830
                                                     ==========      ==========

           See accompanying notes to consolidated financial statements

DCI Telecommunications, Inc.

Notes to Unaudited Financial Statements September 30, 2001

NOTE 1.
-------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain restatements of prior year numbers have been made to conform to the current years presenations and to account for discontinued operations.

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

                    Management's Discussion and Analysis or
                              Plan of Operations

Overview
---------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DCI Telecommunications, Inc. and its subsidiaries (collectivelly, the Company) consolidated results of operations and financial condition for the six months ended September 30, 2001. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001 the Company had unrestricted cash of approximately $1,213,000. Net cash decreased $ 153,000 during the last six months. Cash used in operating activities was about $ 189,000

The ability of the Company to finance all new and existing operations Will be heavily dependent on external sources. No assurance can be Given that additional financing will be available or, if available, that It will be on acceptable terms.

Consolidated Results of Operations
-----------------------------------

                                             Six months Ended
                                               September 30

                                             2001          2000
                                         -----------   -----------
Net Sales                                $ 2,694,053   $ 2,154,176

Net Sales from continuing operations increases approximately $ 540,000 in the six months ending September 30, 2001, compared to the same period a year ago. Sales increased at Muller due to the implementation of a change in the accounting method at 3/31/01.

                                             2001         2000
                                         -----------   -----------
Cost of Sales                            $ 1,912,110   $ 1,476,339

Cost of Sales increased $ 436,000 in the first six months compared to a year ago. Cost of sales for Muller rose corresponding to their higher sales under the new method of accounting.

                                             2001          2000
                                         ------------   ----------
Selling, General & Administration
Expense                                  $    69,088   $   256,702

Selling, General & Administration declined $ 188,000 in the current period compared to last year six months period principally as a result of the higher activity and more employees at the corporate level in the 2000 six months ended September 30. The closing of the Stratford corporate office also contributed to the expense decline

                                             2001          2000
                                         -----------   -----------
Salaries and Compensation                $   411,504   $   388,483

Salaries increased $ 23,000 in the current period compared to last years six month period principally as a result of normal increase at Muller Media.

                                             2001         2000
                                          ----------   ----------

Professional and Consulting Fees          $  278,690   $  238,247

Professional fees increased $ 40,000 in the first six months principally due to heavy legal fees as a result of litigation.


                                              2001        2000
                                          -----------  ----------
Amortization and Depreciation             $    40,860  $  108,082

Amortization and Depreciation decreased $ 36,000 over the prior year six months period due to a decrease of depreciation expense related to the disposal and write off of furniture and computers during the prior year.

                                              2001        2000
                                          -----------  -----------
Investment Income                         $  (197,111) $  (178,952)
Interest Expense                          $     4,736  $    10,439

The increase in Investment income is due to the sale of some investment Stock. Muller Media accounts for over $ 170,000 of investment income. Interest expense declined approximately $ 4,000 due to the lower debt at the corporate level.

                                     PART II

                                OTHER INFORMATION

ITEM 1.- LEGAL PROCEEDING

The Company last reported that DCI had filed a Motion to dismiss the class action lawsuit. Judgement was rendered on April 23, 2002 granting the Motion to dismiss save and except for certain allegations relating to the Corzon stock due to the fact that those facts were subject to additional discovery. DCI remains confident that upon completion of discovery, the Motion to dismiss will be maintained in its entirety.

ITEM 2.- CHANGES IN SECURITIES

         Not applicable

ITEM 3.- DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.- OTHER INFORMATION

         The financial Statements have not been reviewed by independent accountants and or auditors.

ITEM 6.- EXHIBITS AND REPORTS ON FORM 8-K

                               SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the Undersigned thereunto duly authorized.

                                      DCI TELECOMMUNICATIONS, INC



Dated: May 2, 2002                    By /s/ John J. Adams
                                          -----------------------
                                           John J. Adams
                                            Chairman/CEO
                                       10